Form 10-Q
period 1996-03-31
INNERDYNE INC
filed 1996-05-15
CIK 822084

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to

                         Commission file number 0-19707

                                INNERDYNE, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE              87-0431168
     (State or other       (I.R.S. Employer
     jurisdiction of        Identification
     incorporation)              No.)

                   1244 REAMWOOD AVENUE, SUNNYVALE, CA 94089
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

    The number of shares of Registrant's Common Stock issued and outstanding as of March 31, 1996 was 18,566,111.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Balance Sheets........................................................................           3

           Condensed Statements of Operations..............................................................           4

           Condensed Statements of Cash Flows..............................................................           5

           Notes to Condensed Financial Statements.........................................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........           7

PART II.  OTHER INFORMATION................................................................................          16

                                INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1996             1995
                                                                                 ---------------  ---------------
                                                                                   (UNAUDITED)      (*SEE NOTE)
Current assets:
  Cash and cash equivalents....................................................  $     1,820,049  $     1,720,814
  Marketable investment securities.............................................               --          997,604
  Accounts receivable..........................................................          891,635          735,911
  Interest and other receivables...............................................           40,893          195,646
  Inventory....................................................................          714,064          585,123
  Prepaid expenses and other...................................................          245,024           78,959
                                                                                 ---------------  ---------------
    Total current assets.......................................................        3,711,665        4,314,057
Equipment and leasehold improvements, net......................................          905,450          948,295
Other assets...................................................................          107,986          107,251
                                                                                 ---------------  ---------------
                                                                                 $     4,725,101  $     5,369,603
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.......................................  $       102,286  $        85,058
  Current obligations under capital leases.....................................           18,040           29,683
  Notes payable................................................................           71,007               --
  Accounts payable.............................................................          311,917          206,320
  Accrued liabilities..........................................................          896,911          852,035
                                                                                 ---------------  ---------------
    Total current liabilities..................................................        1,400,161        1,173,096
Long-term debt, excluding current installments.................................          230,249          186,689
Obligations under capital leases, excluding current installments...............               --               --
Stockholders' equity
  Common stock.................................................................          185,661          183,155
  Additional paid-in-capital...................................................       51,108,768       50,442,159
  Accumulated deficit..........................................................      (48,199,738)     (46,615,496)
                                                                                 ---------------  ---------------
    Net stockholders' equity...................................................        3,094,691        4,009,818
                                                                                 ---------------  ---------------
                                                                                 $     4,725,101  $     5,369,603
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

- ------------------------
*Condensed from audited financial statements.

            See accompanying notes to condensed financial statements

                                INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     THREE-MONTH PERIODS ENDED
                                                                                   ------------------------------
                                                                                   MARCH 31, 1996  MARCH 31, 1995
                                                                                   --------------  --------------
Product, contract and licensing revenue..........................................  $    1,582,400  $    1,235,136
  Cost of product sales..........................................................         896,305         680,488
  Research, development, regulatory and clinical.................................         579,611         582,101
  Sales and marketing............................................................       1,182,453         993,519
  General and administrative.....................................................         525,336         517,766
                                                                                   --------------  --------------
    Total costs and expenses.....................................................       3,183,705       2,773,874
                                                                                   --------------  --------------
    Operating loss...............................................................      (1,601,305)     (1,538,738)
Interest/other income, net.......................................................          17,063          69,860
                                                                                   --------------  --------------
    Net loss.....................................................................  $   (1,584,242) $   (1,468,878)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Net loss per share...............................................................  $        (0.09) $        (0.09)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Weighted average shares outstanding..............................................      18,336,852      16,632,708
                                                                                   --------------  --------------
                                                                                   --------------  --------------

            See accompanying notes to condensed financial statements

                                INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      THREE-MONTH PERIODS ENDED
                                                                                    ------------------------------
                                                                                    MARCH 31, 1996  MARCH 31, 1995
                                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss........................................................................  $   (1,584,242) $   (1,468,878)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of equipment and leasehold improvements.........         131,999         166,070
    Amortization of intangible assets.............................................              --              --
    Decrease (increase) in receivables............................................            (971)       (458,057)
    Decrease (increase) in inventories............................................        (128,941)       (199,893)
    Decrease (increase) in prepaid expenses, and other assets.....................        (166,800)       (212,812)
    Increase (decrease) in accounts payable.......................................         105,597         (63,360)
    Increase (decrease) in accrued expenses.......................................          44,876          80,633
                                                                                    --------------  --------------
      Net cash used in operating activities.......................................      (1,598,482)     (2,156,297)
                                                                                    --------------  --------------
Cash flows from investing activities:
  Maturity of (investment in) cash investments....................................         997,604       1,250,000
  Capital expenditures............................................................         (89,153)       (120,936)
                                                                                    --------------  --------------
      Net cash provided by (used in) investing activities.........................         908,451       1,129,064
                                                                                    --------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.....................................         669,115           9,553
  Proceeds from issuance of long-term debt........................................          85,533              --
  Proceeds from short-term borrowings.............................................          89,603         108,680
  Principal payments on long-term debt............................................         (24,745)        (35,571)
  Principal payments under capital leases.........................................         (11,643)        (13,063)
  Principal payments on short-term debt...........................................         (18,597)        (10,660)
                                                                                    --------------  --------------
      Net cash provided by financing activities...................................         789,266          58,939
                                                                                    --------------  --------------
Net increase (decrease) in cash and cash equivalents..............................          99,235        (968,294)
Cash and cash equivalents at beginning of period..................................       1,720,814       3,981,060
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $    1,820,049  $    3,012,766
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................................................  $        8,744  $        5,839

            See accompanying notes to condensed financial statements

                                INNERDYNE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three month period ended
March 31, 1996 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) INVENTORIES
    Inventories consist of the following:

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1996          1995
                                                                    -----------  ------------
Raw materials and supplies........................................  $   527,863   $  404,800
Finished goods....................................................      186,201      180,323
                                                                    -----------  ------------
                                                                    $   714,064   $  585,123

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED BELOW (SEE "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS"), AS WELL AS THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1995 AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-3196), AS AMENDED, AND ANY PROSPECTUS INCLUDED THEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

INTRODUCTION

    InnerDyne, Inc. (the "Company" or "InnerDyne") designs, develops, manufactures and commercializes minimally invasive surgical (M.I.S.) access products incorporating its proprietary radial dilation technology. The Company also has proprietary technology in the areas of thermal ablation and biocompatible coatings, which it intends to continue developing either internally or through strategic alliances.

RESULTS OF OPERATIONS

    Total revenues for the three-month period ended March 31, 1996 were $1,582,400, compared to $1,235,136 for the corresponding period in 1995. Product sales increased to $1,519,880 for the three month period ended March 31, 1996 from $954,466 for the corresponding period in 1995, reflecting increased sales of the Company's STEP device. Licensing, contract and grant revenues for the three month period ended March 31, 1996 were $62,520, compared to $280,670 for the corresponding period in 1995. These revenues related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. The licensing, contract and grant revenues for the three-month period ended March 31, 1995 included a one-time payment from a single licensor. Licensing, contract and grant revenues fluctuate from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

    Cost of product sales was $896,305 for the three-month period ended March 31, 1996, compared to $680,488 for the same period in 1995. The increase in cost of product sales for the three month period ended March 31, 1996 is attributable to the increase in production and sales volume compared to the same period in 1995. In addition, cost of product sales for the three months ended March 31, 1995 included significant start-up manufacturing costs. Although the Company anticipates that cost of product sales will continue to increase in absolute dollars in future periods, cost of product sales as a percentage of revenue is expected to decrease in 1996 if sales and production volumes increase.

    Research, development, regulatory and clinical expenses for the three-month period ended March 31, 1996 were $579,611, relatively unchanged compared to $582,101 for the corresponding period in 1995. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods.

    Sales and marketing expenses were $1,182,453 for the three-month period ended March 31, 1996, compared to $993,519 for the three-month period ended March 31, 1995, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will continue to increase in absolute dollars.

    General and administrative expenses were $525,336 for the three months ended March 31, 1996, relatively unchanged from $517,766 for the three months ended March 31, 1995. The Company anticipates that general and administrative expenses will increase in absolute dollars to support expanding operations.

    Interest/other income, net decreased to $17,063 for the three-month period ended March 31, 1996, compared to $69,860 for the same period in 1995, primarily as a result of lower interest income in the 1996 period due to lower cash, cash equivalents and marketable investment securities balances.

    The Company incurred a net loss of $1,584,242, or $0.09 per share, for the three-month period ended March 31, 1996, compared to a net loss of $1,468,878, or $0.09 per share, for the same period in 1995. Management believes that the Company is likely to incur operating losses at least through 1996.

LIQUIDITY AND CAPITAL RESOURCES

    For the period from its inception to March 31, 1996, the Company has incurred a cumulative net loss of approximately $48.2 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through issuance of additional Common Stock of the Company.

    At March 31, 1996, cash and cash equivalents totaled $1,820,049, compared to a total cash, cash equivalents and marketable investment securities balance of $2,718,418 at December 31, 1995. The Company had $89,153 and $542,658 in capital expenditures in the quarter ended March 31, 1996 and the year ended December 31, 1995, respectively. Working capital totaled $2,311,504 at March 31, 1996, and the Company had long-term debt, excluding current installments, totaling $230,249 relating to financing of equipment.

    In February 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1 1/4% and $750,000 as a 42-month term loan at prime plus 1 3/4%. The revolving credit portion of the facility is available based on the existence and magnitude of eligible receivables, and the term loan portion of the facility is available based on eligible equipment purchases. As of March 31, 1996, the Company had borrowed $326,245 under the term loan provision of the credit facility for the financing of capital expenditures.

    In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in total proceeds to the Company of $704,561.

    In the future, the Company expects to incur substantial additional operating losses and cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors which may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and market acceptance of the Company's products.

    The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of its planned public offering of shares of its Common Stock, if completed, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1997, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $1.6 million on revenues of $1.6 million, $5.6 million on revenues of $5.3 million, $9.9 million on revenues of $878,909 and $10.4 million on revenues of $42,821 for the three months ended March 31, 1996 and the fiscal years ended December 31, 1995, 1994 and 1993, respectively. As of March 31, 1996, InnerDyne had an accumulated deficit of approximately $48.2 million.

    In the future, the Company expects to incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity,  research  and  development  activities,  compliance  with  regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The Company believes that it is likely to incur operating losses at least through 1996. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    INTENSE COMPETITION. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company, has made a major investment in the M.I.S. field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

    The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices, trocars with added features, during the past two years. A number of other entities participate in various segments of the M.I.S. access market.

    There can be no assurance that the Company will be able to successfully compete in the M.I.S. access market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    In the thermal ablation market, the Company considers its primary competition to be current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The Company will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ radio frequency ("RF") energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being clinically tested by Gynecare, Inc.

    There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and clinical experience than the Company that are developing and marketing devices for surgical removal of the uterus, uterine fibroids, the endometrial lining of the uterus and other uterine tissues or are developing non-surgical methods for treating these conditions. Additionally, there are smaller companies developing alternative methods of uterine tissue ablation that compete with the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material and adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase.

    CONTINUED DEPENDENCE ON Step PRODUCTS. To date, substantially all of the Company's revenues from product sales are attributable to STEP products and InnerDyne currently anticipates that sales of STEP products will represent substantially all of the Company's revenues in the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its STEP product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its STEP product in the fourth quarter of 1994, and to date sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's STEP products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's STEP products would have a material adverse effect upon the Company's business, financial condition and results of operations.

    RELIANCE ON FUTURE PRODUCTS AND NEW APPLICATIONS; UNCERTAINTY OF TECHNOLOGY CHANGES. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During 1996, the Company expects to commercially introduce on a limited basis the Reposable STEP and the MiniSTEP, each of which is a further enhancement of its STEP product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion, including, but not limited to, the ENABL Thermal Ablation System. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

    LIMITED MANUFACTURING EXPERIENCE; COMPLIANCE WITH GOOD MANUFACTURING PRACTICES. The Company initiated manufacture of commercial quantities of its
STEP access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the Good Manufacturing Practices ("GMP") regulations of the United States Food and Drug Administration (the "FDA") and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. The Company was recently inspected by the FDA and cited for certain GMP deficiencies. See "-- Government Regulation."

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's STEP product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes licensing revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes license revenue during a quarter because the Company derives higher gross margins from license revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

    The Company's expense levels are based, in part, on its expectations of future revenues. Because a substantial portion of the Company's revenue in each quarter normally results from orders booked and shipped in the final weeks of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, net income will be disproportionately affected because only a small portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not operate with any material backlog as of any particular date.

    As a result of the foregoing factors and potential fluctuations in operating results, results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. InnerDyne began commercial sales of its first M.I.S. access product in the fourth quarter of 1994 and, therefore, has limited sales, marketing and distribution experience. The Company is marketing its M.I.S. access products mainly to general surgeons and gynecologists. In the United States, InnerDyne markets its products primarily through direct representatives who are employed by the Company within selected geographical areas and a network of independent sales representatives who typically sell other complementary M.I.S. products to the same customer base. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of InnerDyne's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects to market its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, are obtained. Although InnerDyne currently has relationships with a limited number of international distributors, there can be no assurance that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products, and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in large part on its ability to obtain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Although InnerDyne has obtained certain patents and applied for additional United States and foreign patents covering certain aspects of its technology, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or provide a competitive advantage, or that any of the Company's patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. InnerDyne also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not the Company's patents are issued, others may hold or receive patents that contain claims having a scope that covers products developed by InnerDyne.

    There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost and diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has in the past, and may in the future, receive correspondence from third parties claiming that the Company's products or technologies infringe intellectual property rights of such third parties. The Company and its patent counsel thoroughly review such claims and no such outstanding claims currently exist. However, there can be no assurance that InnerDyne will not receive additional claims that its products or technologies infringe third party rights or that third parties will not litigate such claims. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

    GOVERNMENT REGULATION. Clinical testing, manufacture and sale of the Company's products, including the STEP product line, the ENABL Thermal Ablation System and the Company's biocompatible coatings technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a premarket appoval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Management expects that the ENABL System will be subject to the PMA approval process prior to marketing within the United States. There can be no assurance that the Company will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

    A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k).

    The Company has received clearance from the FDA for the marketing of its STEP device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its Radial Expanding Dilator ("R.E.D.") product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its STEP and R.E.D. products, including products designed to employ its radial dilation technology in vascular applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

    The Company has made modifications to its cleared devices that the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

    Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

    The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The Company's Salt Lake City, Utah manufacturing facility was inspected by the FDA for the first time in January 1996. That inspection resulted in the issuance by the FDA of a Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with applicable areas of the GMP regulations. Corrective action addressing all identified GMP deficiencies was initiated immediately, and the Company responded to the FDA District Office. The FDA District Office issued a Warning Letter stating that it appears that the Company's response to the Form FDA 483 is adequate; however, an FDA reinspection is required to assure that the corrections the Company has taken adequately address the noted GMP deficiencies. The FDA also notified the Company that until the agency determines that corrections are adequate, federal agencies will be advised of the issuance of the Warning Letter so that they may take this information into account when considering awards of contracts, and no pending 510(k) notifications for devices to which the observed GMP deficiencies are reasonably related will be cleared, and no requests for Certificates For Products For Export will be approved. The Company submitted a written response to the Warning Letter and requested a meeting with District officials to discuss the matter. During that meeting, District officials acknowledged that the GMP deficiencies observed during the inspection were "borderline" with respect to the agency's policies regarding the issuance of a Warning Letter. They explained, however, that the Warning Letter was based on observations that the Company was not following its own written procedures and on the fact that the Company's internal audits had not found these deficiencies. Following the meeting, the FDA acknowledged the Company's representation that the corrective action plan would be completed by April 8, 1996, and stated that the agency would initiate a reinspection within 60 days of that date. The scope of the FDA reinspection could be more comprehensive than the initial inspection. At the current time, the Company has no pending submissions for either clearance to market new or modified products, or to export to new foreign markets. However, failure to adequately address these GMP deficiencies within a reasonable time frame would have an adverse effect on future product sales. Accordingly, the Company has undertaken a review of the GMP compliance of its entire manufacturing process. However, there can be no assurance that the FDA will deem the Company's corrective action to be adequate or that additional corrective action, in areas not addressed by the Form FDA 483, will not be required. Failure to achieve satisfactory GMP compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines. See "-- Limited Manufacturing Experience; Compliance with Good Manufacturing Practices."

    DEPENDENCE ON SOLE SOURCES. The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the STEP product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the

Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect upon the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's STEP products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are underway. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products, and therefore on its business, financial condition and results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5.    OTHER ITEMS

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits:

           27.0       Financial Data Schedule

           Not Applicable

           (b)        Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended March 31, 1996:

           Current Report on Form 8-K dated February 22, 1996 with respect to a press release announcing the Company's financial results for the fourth quarter and year ended
           December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNERDYNE, INC.

                                          BY:         /s/ ROBERT A. STERN

                                             -----------------------------------
                                                       Robert A. Stern
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER
                                                 (DULY AUTHORIZED SIGNATORY,
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)

Date: May 15, 1996