Form 10-Q
period 1996-06-30
INNERDYNE INC
filed 1996-08-09
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

                         Commission file number 0-19707

                                 INNERDYNE, INC.

             (Exact name of Registrant as specified in its charter)

                      DELAWARE                     87-0431168
                   (State or other              (I.R.S. Employer
                    jurisdiction of              Identification No.)
                    incorporation)

                    1244 REAMWOOD AVENUE, SUNNYVALE, CA 94089
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x NO

         The number of shares of Registrant's Common Stock issued and outstanding as of June 30, 1996 was 21,461,179.

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheets......................................................................................       3

          Condensed Statements of Operations............................................................................       4

          Condensed Statements of Cash Flows............................................................................       5

          Notes to Condensed Financial Statements.......................................................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................       7


PART II.  OTHER INFORMATION.............................................................................................      16

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1996                   1995
                                                                           (UNAUDITED)            (*SEE NOTE)
                                                                          ------------           ------------
Current assets:
   Cash and cash equivalents                                              $  9,270,110           $  1,720,814
   Marketable investment securities                                                  0                997,604
   Accounts receivable                                                       1,147,053                735,911
   Interest and other receivables                                              171,259                195,646
   Inventory                                                                   919,723                585,123
   Prepaid expenses and other                                                  183,924                 78,959
                                                                          ------------           ------------
     Total current assets                                                   11,692,069              4,314,057
Equipment and leasehold improvements, net                                      981,545                948,295
Other assets                                                                   107,986                107,251
                                                                          ------------           ------------
                                                                          $ 12,781,600           $  5,369,603
                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                 $     90,223           $     85,058
   Current obligations under capital leases                                      7,057                 29,683
   Notes payable                                                               342,764                      0
   Accounts payable                                                            353,090                206,320
   Accrued liabilities                                                       1,147,938                852,035
                                                                          ------------           ------------
  Total current liabilities                                                  1,941,072              1,173,096
Long-term debt, excluding current installments                                 309,691                186,689
Obligations under capital leases, excluding current installments                     0                      0
Stockholders' equity
   Common stock                                                                212,886                183,155
   Additional paid-in-capital                                               59,722,335             50,442,159
   Accumulated deficit                                                     (49,404,384)           (46,615,496)
                                                                          ------------           ------------
        Net stockholders' equity                                            10,530,837              4,009,818
                                                                          ------------           ------------
                                                                          $ 12,781,600           $  5,369,603
                                                                          ============           ============

___________*Condensed from audited financial statements.

            See accompanying notes to condensed financial statements

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE-MONTH PERIODS ENDED                SIX-MONTH PERIODS ENDED

                                                         JUNE 30,            JUNE 30,            JUNE 30,             JUNE 30,
                                                           1996                1995                1996                1995
                                                       ------------        ------------        ------------        ------------
Product, contract and licensing revenue                $  2,055,391        $  1,397,457        $  3,637,791        $  2,632,593
  Cost of product sales                                   1,023,673             781,637           1,919,978           1,462,125
  Research, development, regulatory and clinical            618,787             606,494           1,198,398           1,188,595
  Sales and marketing                                     1,145,322             913,578           2,327,775           1,907,097
  General and administrative                                513,814             468,644           1,039,150             986,410
                                                       ------------        ------------        ------------        ------------
    Total costs and expenses                              3,301,596           2,770,353           6,485,301           5,544,227
                                                       ------------        ------------        ------------        ------------
    Operating loss                                       (1,246,205)         (1,372,896)         (2,847,510)         (2,911,634)
Interest/other income, net                                   41,559              47,705              58,622             117,565
                                                                                                                   ------------
    Net loss                                           $ (1,204,646)       $ (1,325,191)       $ (2,788,888)       $ (2,794,069)
                                                       ============        ============        ============        ============
Net loss per share                                     $       (.06)       $       (.08)       $       (.15)       $       (.17)
                                                       ============        ============        ============        ============
Weighted average shares outstanding                      19,918,634          17,131,243          19,127,743          16,883,353
                                                       ============        ============        ============        ============

            See accompanying notes to condensed financial statements

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX-MONTH PERIODS ENDED
                                                                                    JUNE 30,          JUNE 30,
                                                                                      1996              1995
                                                                                  -----------        -----------
Cash flows from operating activities:
Net loss                                                                          $(2,788,888)       $(2,794,069)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold improvements              269,900            339,219
   Amortization of intangible assets                                                        0             15,000
   Increase in receivables                                                           (386,755)          (609,487)
   Increase in inventories                                                           (334,600)          (304,235)
   Increase in prepaid expenses, and other assets                                    (105,700)          (172,731)
   Increase (decrease) in accounts payable                                            146,770            (64,499)
   Increase in accrued expenses                                                       295,903             27,815
                                                                                  -----------        -----------
Net cash used in operating activities                                              (2,903,370)        (3,562,987)
                                                                                  -----------        -----------
Cash flows from investing activities:
   Maturity of (investment in) cash investments                                       997,604           (239,000)
   Capital expenditures                                                              (303,150)          (321,598)
                                                                                  -----------        -----------
Net cash provided by (used in) investing activities                                   694,454           (560,598)
                                                                                  -----------        -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                      9,309,907          3,310,304
   Proceeds from issuance of long-term debt                                           389,603            135,268
   Proceeds from short-term borrowings                                                182,169             83,894
   Principal payments on long-term debt, capital leases                               (76,628)           (94,816)
Principal payments on short-term debt                                                 (46,839)           (85,148)
                                                                                  -----------        -----------
Net cash provided by financing activities                                           9,758,212          3,349,502
                                                                                  -----------        -----------
Net increase (decrease) in cash and cash equivalents                                7,549,296           (774,083)
Cash and cash equivalents at beginning of period                                    1,720,814          3,981,060
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                        $ 9,270,110        $ 3,206,977
                                                                                  ===========        ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                            $    22,392        $    14,030

            See accompanying notes to condensed financial statements

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three month period ended June 30, 1996 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2)       INVENTORIES

         Inventories consist of the following:

                                               JUNE                 DECEMBER
                                             30, 1996               31, 1995
                                             --------               --------
    Raw materials and supplies........       $587,269               $404,800
    Finished goods ...................        332,454                180,323
                                             --------               --------
    Net Inventory                            $919,723               $585,123
                                             ========               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below (see "Additional Factors that May Affect Future Results"), as well as those set forth in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995, in the Company's Registration Statement on Form S-1 (File No. 333-3196), as amended, and any Prospectus included therein, and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Radial Dilation Technology

        The Company believes that its proprietary radial dilation technology enables a physician performing a M.I.S. procedure to access a patient's body through a less invasive means than a conventional trocar. The Company's Step(TM) device, which was introduced in the United States in November 1994, is designed to provide access to the abdominal cavity in order to facilitate the visualization and treatment of target areas within the cavity while minimizing the tissue trauma associated with such access. With the Company's Step access device, a trocar does not need to be utilized, reducing the risk of internal organ damage from contact with the sharp bladed trocar. Following insufflation, the expandable sheath enters the body cavity through the use of a standard insufflation needle, creating only a small puncture wound. The insufflation needle is then removed and the sheath is expanded to an appropriately sized working channel by insertion of a blunt dilator and cannula into the sheath. The blunt dilator is then removed, leaving a cannula in place with an integral insufflation valve at the proximal end. The radial dilation of the tract created by the passage of the insufflation needle holds the cannula in place and obviates the need for an anchoring system. Therefore, the Company believes, and studies have shown, that the use of the Step access device can in many cases reduce operative complications and surgery time, and thereby result in lower operating costs. The Step access device is currently utilized in minimally invasive general, gynecological and pediatric surgical procedures.

         The Company believes that its proprietary radial dilation technology may be useful in accessing the vasculature as part of minimally invasive percutaneous catheter-based procedures that are used to diagnose and treat vascular disease. Utilizing the Company's proprietary radial dilation technology, a flexible sheath could potentially be inserted into the patient's vasculature and dilated to form a working channel to accommodate devices. When using conventional access devices, the physician may have to retract and replace sheaths in order to accommodate larger therapeutic or diagnostic devices that may be used during the procedure. Such retraction and replacement of sheaths is not believed to be necessary when using an access device incorporating the Company's radial dilation technology and, therefore, the trauma to the patient's arterial system may be reduced. Because the Company's radial dilation technology enables the flexible sheath to contract, and leave a smaller residual opening, an access device based on the Company's proprietary radial dilution technology could potentially reduce bleeding complications.

         The Company has also used its radial dilation technology to develop the Radially Expanding Dilator(TM) ("R.E.D."), which is designed as an access device for intra-organ surgery. The Company believes that the R.E.D. overcomes some of the limitations of conventional open surgery techniques and alternative less invasive methods because the R.E.D. is designed to provide minimally invasive access through the abdominal wall, across the peritoneal space, and into an internal organ. The Company believes that the use of the R.E.D. can reduce patient recovery time as compared to conventional open surgical techniques.

         Thermal Ablation Technology

         The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution "in situ". The EnAbl System is designed to be a minimally invasive approach that can be performed in a clinic or a physician's office without the use of general anesthesia. Although this procedure is expected to result in the infertility of the patient, the Company believes that the EnAbl System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to current therapies. For these reasons the Company also believes that the EnAbl System has the potential to be more cost-effective than many current therapies.

         Biocompatible Coatings Technologies

         The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thrombo resistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact.

         In 1994 the Company signed a license agreement with SENKO Medical Instrument Manufacturing, Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of the initial payment from SENKO, and the royalty payment period commenced. In May 1996, the Company announced that a second unit for the coating of fiber for membrane oxygenators had been ordered by SENKO.

         The Company's TRC utilizes a "tether" molecule to attach heparin or other bioactive molecules to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating, and the other end of the tether molecule is covalently bonded to the bioactive molecule. Because both points of attachment utilize covalent bonds, the Company believes that its coating process results in a stronger bonding of heparin or other bioactive molecules to the surface of the device than other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points.

         The Company presently is working with Boston Scientific Corporation to explore using InnerDyne's TRC technology to bond bioactive substances to medical devices such as vascular stents. Because of the strength of the covalent bonds used in the Company's TRC technology and its other properties noted above, the Company believes that this technology may have advantages over presently available bioactive coating technologies in several potential applications, including the coating of vascular stents, vena cava filters and other implantable devices.

RESULTS OF OPERATIONS

         Total revenues for the three and six month periods ended June 30, 1996 were $2,055,391 and $3,637,791, respectively, compared to $1,397,457 and $2,632,593 for the corresponding periods in 1995. Product sales increased to $1,918,924 and $3,438,804 for the three and six month periods ended June 30, 1996, respectively, from $1,320,861 and $2,275,327 for the corresponding periods in 1995, reflecting increased sales of the Company's Step device. Licensing, contract and grant revenues for the three and six month periods ended June 30, 1996 were $136,467 and $198,987, respectively, compared to $76,596 and $357,266 for the corresponding periods in 1995. These revenues for the 1995 periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. The licensing, contract and grant revenues for the three and six month periods ended June 30, 1996 included revenue earned related to licensing agreements for the Company's coating technology and to a license, development and manufacturing agreement for vascular access using the Company's radial dilation technology. Licensing, contract and grant revenues fluctuate from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

         Cost of product sales was $1,023,672 and $1,919,978 for the three and six month periods ended June 30, 1996, respectively, compared to $781,637 and $1,462,125 for the same periods in 1995. The increase in cost of product sales for the six month period ended June 30, 1996 is attributable to the increase in production and sales volume compared to the same period in 1995. In addition, cost of product sales for the six months ended June 30, 1995 included significant start-up manufacturing costs.

         Research, development, regulatory and clinical expenses for the three and six month periods ended June 30, 1996 were $618,787 and $1,198,398, respectively, compared to $606,494 and $1,188,595 for the corresponding periods in 1995. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods.

         Sales and marketing expenses were $1,145,322 and $2,327,775 for the three and six month periods ended June 30, 1996, respectively, compared to $913,578 and $1,907,097 for the corresponding periods ended June 30, 1995, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars.

         General and administrative expenses were $513,814 and $1,039,150 for the three and six month periods ended June 30, 1996, respectively, compared to $468,644 and $986,410 for the corresponding periods ended June 30, 1995. The Company anticipates that general and administrative expenses will generally increase in absolute dollars to support expanding operations.

         Interest/other income, net decreased to $41,559 and $58,622, respectively, for the three and six month periods ended June 30, 1996, respectively, compared to $47,705 and $117,565 for the same periods in 1995, primarily as a result of lower interest income in the 1996 periods due to lower average cash, cash equivalents and marketable investment securities balances in such 1996 periods.

         The Company incurred a net loss of $1,204,646, or $.06 per share, for the three month period ended June 30, 1996, compared to a net loss of $1,325,191, or $.08 per share for the same period in 1995. For the six month period ended June 30, 1996, the net loss was $2,788,888, or $.15 per share, compared to a net loss of $2,794,069, or $.17 per share, for the comparable six month period in 1995. Management believes that the Company is likely to incur operating losses at least through 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the period from its inception to June 30, 1996, the Company has incurred a cumulative net loss of approximately $49.4 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561.

         The Company concluded a public financing on May 20, 1996, with the sale of 2,500,000 shares of Common Stock at $3.50 per share, which raised $7,873,483 (net of commissions and dealer expenses). The underwriter, Cruttenden Roth, subsequently exercised its overallotment option of 375,000 shares on May 28, 1996, from which the Company received net proceeds from the sale of an additional 150,000 shares totaling $472,409.

         At June 30, 1996, cash and cash equivalents totaled $9,270,110, compared to a total cash, cash equivalents and marketable investment securities balance of $2,718,418 at December 31, 1995. The Company had $303,150 and $542,658 in capital expenditures in the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. Working capital totaled $9,750,997 at June 30, 1996, and the Company had long-term debt, excluding current installments, totaling $309,691 relating to financing of equipment.

         In February 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1 1/4% and $750,000 as a 42-month term loan at prime plus 1 3/4%. The revolving credit portion of the facility is available based on the existence and magnitude of eligible receivables, and the term loan portion of the facility is available based on eligible equipment purchases. As of June 30, 1996, the Company had borrowed $241,712 under the previous agreement with Silicon Valley Bank, and has additionally borrowed $182,169 under the current agreement for the financing of capital expenditures and $300,000 under the revolving credit facility for financing of working capital needs.

        In the future, the Company expects to incur substantial additional operating losses and cash outflow requirements. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of its recently completed public offering of shares of its Common Stock, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1997, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  History of Losses; Profitability Uncertain. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $2.8 million on revenues of $3.6 million, $5.6 million on revenues of $5.3 million, $9.9 million on revenues of $878,909 and $10.4 million on revenues of $42,821 for the six months ended June 30, 1996 and the fiscal years ended December 31, 1995, 1994 and 1993, respectively. As of June 30, 1996, InnerDyne had an accumulated deficit of approximately $49.4 million.

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

  Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During June 1996, the Company commercially introduced on a limited basis the Reposable Step and the Company expects to commercially introduce on a limited basis sometime later in 1996 the MiniStep, each of which is a further enhancement of its Step product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion, including, but not limited to, the EnAbl Thermal Ablation System. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

  Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the Good Manufacturing Practices ("GMP") regulations of the United States Food and Drug Administration (the "FDA") and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "Government Regulation."

  Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's Step product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes licensing revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes license revenue during a quarter because the Company may derive differing gross margins from license revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

         The Company markets its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, have been obtained. Although InnerDyne currently has relationships with a limited number of international distributors, there can be no assurance that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products, and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Before a new device can be introduced in the domestic market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Management expects that the EnAbl System will be subject to the PMA approval process prior to marketing within the United States. There can be no assurance that the Company will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its Radial Expanding Dilator ("R.E.D.") product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular and orthopedic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

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

         Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury.

         The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The Company's Salt Lake City, Utah manufacturing facility was inspected by the FDA for the first time in January 1996. That inspection resulted in the issuance by the FDA of a Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with applicable areas of the GMP regulations. Corrective action addressing all identified GMP deficiencies was initiated immediately, and the Company responded to the FDA District Office. The FDA District Office issued a Warning Letter stating that it appeared that the Company's response to the Form FDA 483 was adequate, but that a re-inspection by the FDA to confirm the adequacy of the Company's response to the noted deficiencies would be required. An FDA re-inspection occurred in late April and early May 1996 and a determination was made by the FDA at the conclusion of the inspection that no further regulatory follow-up would be required and that all Form FDA 483 observations had been corrected and verified. The FDA also notified the Company that because the agency had determined that the corrections were adequate, federal agencies would be advised so that they may take this information into account when considering awards of contracts, and pending 510(k) notifications for devices to which the observed GMP deficiencies are reasonably related could be cleared, and requests for Certificates For Products For Export could be approved. Failure of the Company to maintain satisfactory GMP compliance in the future could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines. See "Limited Manufacturing Experience; Compliance with Good Manufacturing Practices."

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

                  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (A) At the Annual Meeting of Stockholders of the Registrant, held on May 29, 1996, the stockholders approved the following proposals with the vote indicated below.

                  (B)  Not Applicable

                  (C)  Voting:

                    (1)  Election of Directors

                           NOMINEE:                FOR:                AGAINST:           ABSTAIN:        NON-VOTES:
                           --------                ----                --------           --------        ----------
                           Edward W. Benecke       16,159,917           54,864                0                0
                           Robert M. Curtis        16,159,917           54,864                0                0
                           Eugene J. Fischer       16,159,917           54,864                0                0
                           William G. Mavity       16,159,917           54,864                0                0
                           Guy P. Nohra            16,159,917           54,864                0                0
                           Steven N. Weiss         16,159,917           54,864                0                0

                    (2) To approve the adoption of the Company's 1996 Stock Option Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder.

                                FOR:         AGAINST:     ABSTAIN:    NON-VOTES:
                             10,538,759      497,218       57,038      5,121,766

                    (3) The selection of KPMG Peat Marwick as independent auditors for the corporation for the fiscal year ending December 31, 1996.

                                 FOR:         AGAINST:    ABSTAIN:    NON-VOTES:
                              16,154,652      13,679       46,450         0

ITEM 5.  OTHER ITEMS

                  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  Exhibits:

                        Exhibit Number 27.0       Financial Data Schedule

                  (B) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter ended June 30, 1996:

                      (1) Current Report on Form 8-K dated April 4, 1996 with respect to a public offering of shares of the Company's Common Stock.

                      (2) Current Report on Form 8-K dated April 18, 1996 announcing that the Company had entered into a Technology Development, Transfer and Licensing Agreement and a Common Stock Purchase Agreement with Boston Scientific Corporation.

                      (3) Current Report on Form 8-K dated April 23, 1996 with respect to the Company's financial results for the first quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERDYNE, INC.




/s/ Robert A. Stern
- -------------------
Robert A. Stern

Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)


Date:  August 9, 1996