Form 10-Q
period 1996-09-30
INNERDYNE INC
filed 1996-11-14
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

         The number of shares of Registrant's Common Stock issued and outstanding as of September 30, 1996 was 21,502,878.

                                TABLE OF CONTENTS



                                                                                                                        PAGE
                                                                                                                        ----

PART I.  FINANCIAL INFORMATION
Item 1.      Condensed Balance Sheets...............................................................................      3

             Condensed Statements of Operations.....................................................................      4

             Condensed Statements of Cash Flows.....................................................................      5

             Notes to Condensed Financial Statements................................................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................      7

PART II.  OTHER INFORMATION.........................................................................................     19

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1996                1995
                                                                                       (UNAUDITED)        (*SEE NOTE)
                                                                                     ------------        ------------
Current assets:

   Cash and cash equivalents .................................................       $  8,043,450        $  1,720,814
   Marketable investment securities ..........................................                  0             997,604
   Accounts receivable .......................................................          1,082,098             735,911
   Interest and other receivables ............................................            237,543             195,646
   Inventory .................................................................          1,062,063             585,123
   Prepaid expenses and other ................................................            219,482              78,959
                                                                                     ------------        ------------

     Total current assets ....................................................         10,644,636           4,314,057
Equipment and leasehold improvements, net ....................................            999,425             948,295
Other assets .................................................................             53,427             107,251
                                                                                     ------------        ------------

                                                                                     $ 11,697,488        $  5,369,603
                                                                                     ============        ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Current installments of long-term debt ....................................       $    178,940        $     85,058
   Current obligations under capital leases ..................................              3,462              29,683
   Notes payable .............................................................            314,871                   0
   Accounts payable ..........................................................            270,319             206,320
   Accrued liabilities .......................................................          1,050,194             852,035
                                                                                     ------------        ------------
        Total current liabilities ............................................          1,817,786           1,173,096
Long-term debt, excluding current installments ...............................            414,695             186,689

Stockholders' equity:
   Common stock ..............................................................            213,362             183,155
   Additional paid-in-capital ................................................         59,733,469          50,442,159
   Accumulated deficit .......................................................        (50,481,824)        (46,615,496)
                                                                                     ------------        ------------
        Net stockholders' equity .............................................          9,465,007           4,009,818
                                                                                     ------------        ------------
                                                                                     $ 11,697,488        $  5,369,603
                                                                                     ============        ============

* Condensed from audited financial statements.

         See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE-MONTH PERIODS ENDED               NINE-MONTH PERIODS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                      1996                1995               1996                1995
                                                 ------------        ------------        ------------        ------------


Product, contract and licensing revenue ...      $  2,458,449        $  1,204,154        $  6,096,240        $  3,836,747

  Cost of product sales ...................         1,178,862             820,362           3,098,840           2,282,487

  Research, development, regulatory and
    clinical .............................            796,490             496,891           1,994,888           1,685,486

  Sales and marketing ....................          1,175,667             794,336           3,503,442           2,701,433

  General and administrative .............            452,030             443,099           1,491,180           1,429,509
                                                 ------------        ------------        ------------        ------------

      Total costs and expenses ...........          3,603,049           2,554,688          10,088,350           8,098,915
                                                 ------------        ------------        ------------        ------------

      Operating loss .....................         (1,144,600)         (1,350,534)         (3,992,110)         (4,262,168)

Interest/other income, net ...............             67,160              53,238             125,782             170,803
                                                 ------------        ------------        ------------        ------------

      Net loss ...........................       $ (1,077,440)       $ (1,297,296)       $ (3,866,328)       $ (4,091,365)
                                                 ============        ============        ============        ============

Net loss per share .......................       $       (.05)       $       (.07)       $       (.19)       $       (.24)
                                                 ============        ============        ============        ============

Weighted average shares outstanding ......         21,490,659          18,195,553          19,921,131          17,325,560
                                                 ============        ============        ============        ============


         See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     NINE-MONTH PERIODS ENDED
                                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                                      1996               1995
                                                                                  -----------        -----------
Cash flows from operating activities:
Net loss ..................................................................       $(3,866,328)       $(4,091,365)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold improvements ..           413,075            393,020
   Decrease (increase) in receivables .....................................          (388,084)          (529,590)
   Decrease (increase) in inventories .....................................          (476,940)           (85,874)
   Decrease (increase) in prepaid expenses, and other assets ..............           (86,699)          (137,209)
   Increase (decrease) in accounts payable ................................            63,999           (106,694)
   Increase (decrease) in accrued expenses ................................           198,159           (102,947)

Net cash used in operating activities .....................................        (4,142,818)        (4,660,659)
                                                                                  -----------        -----------

Cash flows from investing activities:
   Maturity of (investment in) cash investments ...........................           997,604           (185,604)
   Capital expenditures ...................................................          (464,205)          (321,598)
                                                                                  -----------        -----------

Net cash provided by (used in) investing activities .......................           533,399           (506,662)
                                                                                  -----------        -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ............................         9,321,517          3,299,653
   Proceeds from long-term debt ...........................................           396,560             83,894
   Proceeds from short-term borrowings ....................................           389,603            135,268
   Principal payments on long-term debt, capital leases ...................          (100,893)          (142,861)
   Principal payments on short-term debt ..................................           (74,732)          (111,119)
                                                                                  -----------        -----------

Net cash provided by financing activities .................................         9,932,055          3,264,835
                                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents ......................         6,322,636         (1,902,486)

Cash and cash equivalents at beginning of period ..........................         1,720,814          3,981,060
                                                                                  -----------        -----------

Cash and cash equivalents at end of period ................................       $ 8,043,450        $ 2,078,574
                                                                                  ===========        ===========

         See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three month period ended September 30, 1996 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2)      INVENTORIES

         Inventories consist of the following:

                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      1996               1995
                                                  -------------       ------------

Raw materials and supplies .............           $  522,954           $404,800
Finished goods .........................              539,109            180,323
                                                   ----------           --------

Net Inventory ..........................           $1,062,063           $585,123
                                                   ----------           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below (see "Additional Factors that May Affect Future Results"), as well as those set forth in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995, in the Company's Registration Statement on Form S-1 (File No. 333-3196), as amended, and any Prospectus included therein, and in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Thermal Ablation Technology

         The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution "in situ". The EnAbl System is designed to be a minimally invasive approach that can be performed in a clinic or a physician's office without the use of general anesthesia. Although this procedure is expected to result in the infertility of the patient, the Company believes that the EnAbl System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to current therapies. For these reasons the Company also believes that the EnAbl System has the potential to be more cost-effective than many current therapies. The Company is currently in the process of exploring alternatives through which to commercialize the EnAbl System. The Company expects to determine an optimal course for this business prior to the end of 1997. However, there can be no assurance that the Company will implement such an alternative prior to the end of 1997, or at all, or that such alternative will result in the successful commercialization of the EnAbl
System. See "--Additional Factors That May Affect Future Results -- Government Regulation."

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

RESULTS OF OPERATIONS

         Total revenues for the three and nine month periods ended September 30, 1996 were $2,458,449 and $6,096,240, respectively, compared to $1,204,154 and
$3,836,747 for the corresponding periods in 1995. Product sales increased to $2,048,046 and $5,486,849 for the three and nine month periods ended September 30, 1996, respectively, from $1,133,432 and $3,408,759 for the corresponding periods in 1995, reflecting increased sales of the Company's Step device. Licensing and contract revenues for the three and nine month periods ended September 30, 1996 were $410,404 and $609,391, respectively, compared to $70,722 and $427,988 for the corresponding periods in 1995. These revenues for the 1995 periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. The licensing, contract and grant revenues for the three and nine month periods ended September 30, 1996 included revenue earned related to licensing agreements for the Company's coating technology and to a license, development and manufacturing agreement for vascular access using the Company's radial dilation technology. Licensing, contract and grant revenues fluctuate from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

         Cost of product sales was $1,178,862 and $3,098,840 for the three and nine month periods ended September 30, 1996, respectively, compared to $820,362 and $2,282,487 for the same periods in 1995. The increase in cost of product sales for the nine month period ended September 30, 1996 is attributable to the increase in production and sales volume compared to the same period in 1995. In addition, cost of product sales for the nine months ended September 30, 1995 included significant start-up manufacturing costs.

         Research, development, regulatory and clinical expenses for the three and nine month periods ended September 30, 1996 were $796,490 and $1,994,888, respectively, compared to $496,891 and $1,685,486 for the corresponding periods in 1995. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby possibly reducing expected costs.

         Sales and marketing expenses were $1,175,667 and $3,503,442 for the three and nine month periods ended September 30, 1996, respectively, compared to $794,336 and $2,701,433 for the corresponding periods ended September 30, 1995, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

         General and administrative expenses were $452,030 and $1,491,180 for the three and nine month periods ended September 30, 1996, respectively, compared to $443,099 and $1,429,509 for the corresponding periods ended September 30, 1995. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

         Interest/other income, net increased to $67,160 and decreased to $125,782, respectively, for the three and nine month periods ended September 30, 1996, respectively, compared to $53,238 and $170,803 for the same periods in 1995, primarily as a result of interest income earned on higher average cash and cash equivalents balances following the Company's May 1996 secondary offering during the three months ended September 30, 1996, but lower yields on cash, cash equivalents and marketable investment securities balances and higher interest expense on debt during the nine months ended September 30, 1996.

         The Company incurred a net loss of $1,077,440, or $.05 per share, for the three month period ended September 30, 1996, compared to a net loss of $1,297,296, or $.07 per share for the same period in 1995. For the nine month period ended September 30, 1996, the net loss was $3,866,328 or $.19 per share, compared to a net loss of $4,091,365, or $.24 per share, for the comparable nine month period in 1995. Management believes that the Company is likely to incur operating losses at least through 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception to September 30, 1996, the Company has incurred a cumulative net loss of approximately $50.5 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561.

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

         At September 30, 1996, cash and cash equivalents totaled $8,043,450 compared to a total cash, cash equivalents and marketable investment securities balance of $2,718,418 at December 31, 1995. The Company had $464,205 and $542,658 in capital expenditures in the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. Working capital totaled $8,826,850 at September 30, 1996, and the Company had long-term debt, excluding current installments, totaling $414,695 relating to financing of equipment.

         In February 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1 1/4% and $750,000 as a 42-month term loan at prime plus 1 3/4%. The revolving credit portion of the facility is available based on the existence and magnitude of eligible receivables, and the term loan portion of the facility is available based on eligible equipment purchases. As of December 31, 1995, the Company had borrowed $241,712 under the previous agreement with Silicon Valley Bank, and as of September 30, 1996 has additionally borrowed $396,560 under the current agreement for the financing of capital expenditures and $300,000 under the revolving credit facility for financing of working capital needs.

         In the future, the Company expects to incur substantial additional operating losses and cash outflow requirements. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1997, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         History of Losses; Profitability Uncertain. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $3.9 million on revenues of $6.1 million, $5.6 million on revenues of $5.3 million, $9.9 million on revenues of $878,909 and $10.4 million on revenues of $42,821 for the nine months ended September 30, 1996 and the fiscal years ended December 31, 1995, 1994 and 1993, respectively. As of September 30, 1996, InnerDyne had an accumulated deficit of approximately $50.5 million.

         In the future, the Company expects to incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The Company believes that it is likely to incur operating losses at least through 1997. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and clinical experience than the Company that are developing and marketing devices for surgical removal of the uterus, uterine fibroids, the endometrial lining of the uterus and other uterine tissues or are developing non-surgical methods for treating these conditions. Additionally, there are smaller companies developing alternative methods of uterine tissue ablation that compete with the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase.

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

         Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During June 1996, the Company commercially introduced the Reposable Step on a limited basis in Europe and in August of 1996 the Company commercially introduced Reposable Step on a limited basis in the United States. The Company also expects to introduce MiniStep sometime in late 1996, which is a further enhancement of its Step product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the Good Manufacturing Practices ("GMP") regulations of the United States Food and Drug Administration (the "FDA") and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Government Regulation."

         Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's Step product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes licensing revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes license revenue during a quarter because the Company may derive differing gross margins from license revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

         As a result of the foregoing factors and potential fluctuations in operating results, results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Before a new device can be introduced in the domestic market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Management expects that the EnAbl System will be subject to the PMA approval process prior to marketing within the United States. There can be no assurance that the Company will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations. InnerDyne recently completed the initial human efficacy trials of its EnAbl system for the treatment of dysfunctional uterine bleeding in the United Kingdom. Due to an inadequate understanding of certain recently promulgated standards regulating the conduct of clinical trials in the United Kingdom, it appears these trials may have been inadvertently initiated two days prior to the expiration of a required notification period. The Company was notified by the United Kingdom's Medical Device Agency (the "MDA") that the MDA is investigating this situation, and the Company does not expect to conduct further clinical trials in the United Kingdom until the situation is fully resolved. The Company has obtained approval to commence clinical trials of the EnAbl System in Ireland and Mexico. Although there can be no assurances, the Company believes that neither the outcome of this investigation nor the current delay in the clinical trials of the EnAbl System in the United Kingdom will have a material adverse effect on the progress of the EnAbl System or on the business, financial condition or results of operations of the Company.

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

         The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory GMP compliance in the future could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines. See "--Limited Manufacturing Experience; Compliance with Good Manufacturing Practices."

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.  OTHER ITEMS

                  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number 27.01:                   Financial Data Schedule

(b) Reports on Form 8-K:                    The Company did not file any reports
                                            on Form 8-K during the quarter ended
                                            September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERDYNE, INC.



/s/ Robert A. Stern
-----------------------------
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)



Date:    November 14, 1996