Form 10-Q/A
period 1996-09-30
INNERDYNE INC
filed 1996-11-14
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During June 1996, the Company commercially introduced the Reposable Step on a limited basis in Europe and in August of 1996 the Company commercially introduced Reposable Step on a limited basis in the United States. The Company also expects to introduce MiniStep sometime in the first half of 1997, which is a further enhancement of its Step product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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