Form 10-K
period 1996-12-31
INNERDYNE INC
filed 1997-03-31
CIK 822084

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ----------------
                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1996, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from       to       .

                      COMMISSION FILE NUMBER: 0-19707
                              INNERDYNE, INC.
          (Exact name of registrant as specified in its charter)

         DELAWARE                                          87-0431168
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                    1244 Reamwood Avenue, Sunnyvale, CA      94089
                 (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (408) 745-6010
                             ----------------

       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $0.01 par value per share

                             (Title of Class)
                             ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,700,828 as of February 28, 1997, based upon the closing sale price of the issuer's Common Stock on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 21,618,658 shares of issuer's Common Stock issued and outstanding as of February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held on May 23, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                  PART I

ITEM 1.  BUSINESS
THE COMPANY

     InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products used to perform minimally invasive surgical ("M.I.S.") procedures. In December 1996, the Company announced the signing of an agreement which grants United States Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the Company's proprietary thermal ablation technology. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THE IMPACT OF INTENSE COMPETITION IN THE COMPANY'S MARKET, THE EXTENT OF MARKET ACCEPTANCE OF THE COMPANY'S STEP-TM-FAMILY OF PRODUCTS, THE TIMELY DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS, THE COMPLIANCE OF THE COMPANY'S MANUFACTURING FACILITIES WITH GOOD MANUFACTURING PRACTICES ("GMP") REGULATIONS, THE CONTINUED ACCEPTANCE OF MINIMALLY INVASIVE SURGICAL PROCEDURES, THE COMPANY'S ABILITY TO FURTHER EXPAND INTO INTERNATIONAL MARKETS, PUBLIC POLICY RELATING TO HEALTH CARE REFORM IN THE UNITED STATES AND OTHER COUNTRIES, APPROVAL OF THE COMPANY'S PRODUCTS BY GOVERNMENT AGENCIES SUCH AS THE UNITED STATES FOOD AND DRUG ADMINISTRATION (THE "FDA") AND THE RISKS SET FORTH IN GREATER DETAIL BELOW UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND INCLUDED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION ("SEC") REPORTS AND PRESS RELEASES, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY UPON REQUEST. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

INDUSTRY BACKGROUND

MINIMALLY INVASIVE SURGICAL PROCEDURES

     Medical practitioners have, for many years, sought means to improve the care of their patients and minimize the trauma and recovery time associated with such care. In recent years, as life expectancy has increased, overall health care costs have far outpaced the average inflation rate. The performance of surgical procedures utilizing minimally invasive techniques has been a response to both the need to continuously improve the quality of patient care and the increasing pressures to control the total cost of providing that care. Minimally invasive surgical procedures typically involve a few small incisions rather than the large incisions used in traditional open surgery, thereby reducing patient trauma. M.I.S. procedures require three basic capabilities: (1) a means to gain access to the treatment site;
(2) a means to assess the treatment site; and (3) a means to provide therapy.

     Although less invasive alternatives to traditional open surgery have existed for a number of years, the trend towards minimally invasive techniques was not widespread until the late 1980's. At that time, surgeons developed and perfected a technique for gall bladder removal through the use of specialized access, diagnostic and treatment devices. By 1994, an estimated 85% of the approximately 625,000 gall bladder procedures in the United States were performed using minimally invasive techniques. A number of surgical procedures other than gall bladder surgery are undergoing conversion to minimally invasive approaches, including the treatment of gynecological disorders and the diagnosis and treatment of vascular disease. In addition, M.I.S. procedures may be useful for intra-organ diagnostic and treatment procedures. It is estimated that in 1994 over 1.0 million procedures traditionally accomplished through open surgery were performed in the United States using M.I.S. techniques. M.I.S. procedure growth is expected to significantly outpace increases in total surgical procedures for the balance of the decade. It is estimated that more than 5.3 million domestic surgical procedures performed in 1994 were considered to be potential candidates for minimally invasive approaches.

M.I.S. ACCESS DEVICES

     The trocar is the conventional device that is used by surgeons to access a possible treatment site in a M.I.S. procedure. A trocar is generally a sharply pointed cutting instrument surrounded by a rigid sheath, or cannula, that is forced through the abdominal wall by the surgeon and cuts through the muscle and skin layers which make up the abdominal wall. Trocar insertion is normally preceded by the insertion of an insufflation (inflation) needle into the abdominal cavity through which a gas can be pumped to insufflate the abdominal cavity as a means of providing working space and added clearance such that internal body organs are less likely to be damaged as the sharp-bladed trocar is inserted. Once a trocar has penetrated the abdominal wall, the cutting surface is removed, leaving the cannula through which instruments and diagnostic tools can be placed into the abdominal cavity of the patient. The proximal end of the trocar, which remains outside the body, is normally equipped with a valve system designed to allow the passage of instruments while maintaining the insufflation gas pressure. Trocars are most commonly provided in 5mm, 10mm and 12mm working channel sizes, and leave residual wounds which approximate these nominal sizes. From one to as many as five trocars are used for access in M.I.S. procedures, depending on the extent and complexity of the particular procedure. In addition, anchors are frequently used with trocars to assure maintenance of insufflation pressure and to prevent slippage of the trocars as instruments are passed through them during a procedure. These anchor devices, when used, can further enlarge the wound size and increase trauma to adjacent tissues.

     Trocars consist of two types: disposable and reusable. Industry sources estimate that in 1995 sales of disposable trocars in the United States totaled approximately $230 to $240 million and that global sales totaled approximately $300 million. Reusable trocars are used to a greater extent internationally than in the United States. Reusable trocars must be sharpened from time to time when they become dull. Between sharpening and after a number of sharpenings, a reusable trocar may not consistently and cleanly cut through the muscle and skin layers that make up the abdominal wall. As a result, the potential risk of serious trauma to the patient is increased because greater pressure must be applied to force the trocar through the abdominal wall, causing it to partially collapse and reduce the space created by the insufflation. In addition, as a trocar is a sharply-pointed cutting instrument, medical personnel that handle and clean reusable trocars are subject to the risk of cuts and skin punctures from a device that has been in contact with a patient's blood.

     Another device commonly used in M.I.S. procedures is the percutaneous catheter. A number of minimally invasive percutaneous catheter-based therapies have been developed to treat vascular disease, including coronary and peripheral transluminal angioplasty, artherectomy and vascular stenting. In addition, minimally invasive catheter-based diagnostic procedures such as x-ray angiography and ultrasound imaging are also used by physicians in connection with therapeutic procedures. Industry sources estimate that in 1995 approximately 4 million minimally invasive vascular access procedures were performed worldwide.

     The conventional technique used to access the vasculature suffers from certain drawbacks. If a physician needs to utilize a device that exceeds the diameter of the introducer sheath, the physician must insert a new sheath with a wider diameter. Depending on the width and number of devices used by the physician, this process can increase the likelihood of trauma to the arterial vessel. Additionally, following catheter-based procedures, the physician must close the arterial access site. In current practice, anticoagulation therapy is generally discontinued for up to four hours prior to closure of the access site to allow the patient's clotting function to normalize. During this period the patient must remain immobile to prevent bleeding at the access site. The Company believes that a less traumatic means of vascular access could potentially offer advantages over conventional techniques.

     Advanced access devices may also prove useful for intra-organ surgical procedures. The surgical treatment of an organ deep within the abdominal cavity is typically conducted through open surgery, involving a 3 to 5 inch or larger incision that is made in the abdominal wall to give access to the organ. Open surgery requires a hospital stay and a prolonged recovery period. Alternatively, the organ can be treated through a less invasive technique that involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum to gain access to the organ. However, this technique is limited in its effectiveness due to the restricted size of the channel and the torturous path that must be navigated by the scope.

TREATMENT FOR MENORRHAGIA

     In recent years, M.I.S. procedures have been developed to treat excessive menstrual bleeding. Women who perceive their menstrual bleeding to be excessive, including women who are clinically diagnosed with excessive menstrual bleeding ("menorrhagia"), may seek treatment if this condition interferes with their daily lives. A World Health Organization survey of menstrual perceptions and patterns among 5,322 women in 10 countries found that approximately 19% of women consider their menstruation abnormally heavy. The most common surgical procedure for definitive treatment of excessive menstrual bleeding is hysterectomy, the surgical removal of the uterus through the vagina or abdominal wall, which results in permanent infertility. Industry sources estimate that approximately 19% of the estimated 600,000 hysterectomy procedures in the United States each year are performed to treat excessive menstrual bleeding. Currently available, less invasive treatment options include long-term drug therapy using estrogen-progesterone medications or other drugs such as GnRH agonists, temporary treatment by dilatation and curettage, a procedure generally used in conjunction with drug therapy in which the uterine contents are either scraped away by an instrument or removed through vacuum aspiration, and surgical endometrial ablation. Surgical endometrial ablation is a minimally invasive procedure that utilizes a resectoscope, a video monitor, a fluid distention medium such as glycine or sorbitol, and a surgical ablation device such as an electrode loop, rollerball or laser.

     Each of these treatment methods bears certain risks and limitations. A hysterectomy can require up to seven days of hospitalization and eight weeks of recovery time, depending on the type of hysterectomy performed. Serious complications from hysterectomy include hemorrhaging requiring blood transfusions, injury to the bowel or bladder, intestinal obstruction, life-threatening cardiopulmonary events and death. Other complications include postoperative fever and infections. Although less invasive than a hysterectomy, the dilatation and curettage procedure must be repeated periodically, since it is usually effective only during the first few menstrual cycles after the procedure, and consequently subjects the patient to the risks of uterine perforation, infection and the complications of general anesthesia each time it is performed. Uterine perforation is a possible complication of surgical endometrial ablation and is potentially fatal when it results in damage to the internal iliac vessels, ureter, bowel or bladder. Other complications of surgical endometrial ablation include major hemorrhaging from uterine vessels, air embolus from gas-cooled lasers, postoperative intrauterine or tubal infection, complications associated with general anesthesia and fluid overload due to use of glycine and sorbitol. Surgical endometrial ablation will also result in patient infertility.

     In light of the limitations of current therapies for menorrhagia, other less invasive procedures are currently being developed. Although these procedures also result in patient infertility, they are designed to result in fewer complications and adverse side effects and a shorter recovery time. These procedures include endometrial ablation techniques that employ radio frequency ("RF") energy or freezing techniques and techniques that are designed to treat excessive menstrual bleeding by thermally ablating the endometrial lining of the uterus through the introduction of a heated balloon catheter or a heated solution. These procedures are designed to destroy the endometrial lining, thereby reducing or eliminating excessive menstrual bleeding.

BIOCOMPATIBLE COATING TECHNOLOGIES

     Cardiovascular disease is the leading cause of death in the United States. Atherosclerosis, the principal cause of cardiovascular disease, results from the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of arteries. Atherosclerosis results in reduced blood flow to the muscles of the heart and peripheral anatomy. Atherosclerosis in the coronary arteries can ultimately lead to heart attack and death. Arteries diseased with atherosclerosis may be treated with medical procedures designed to increase blood flow. Established treatments include open heart surgery, a highly invasive surgical procedure, and less invasive percutaneous catheter-based procedures such as coronary and peripheral transluminal angioplasty.

     In recent years, a number of new percutaneous catheter-based therapies have been developed to increase blood flow, including atherectomy and vascular stenting. Industry sources estimate that during 1995 approximately 900,000 balloon angioplasty, atherectomy and stenting procedures were performed worldwide. Industry sources also indicate that cardiovascular stenting is a growing procedure for treating cardiovascular disease due to its demonstrated ability to reduce the occurrence of restenosis, a re-narrowing of a treated blood vessel that typically occurs within six months of treatment in approximately one-third of the patients that undergo percutaneous catheter-based procedures. Stents are implantable medical devices that reduce arterial obstruction by providing a rigid scaffolding to dilate an occluded blood vessel. Once placed, stents exert radial force against the walls of blood vessels to enable the blood vessels to remain open and functional. Recent studies indicate that restenosis of vessels treated with stents may be significantly reduced when the stents are coated with anticoagulants.

     In light of the growth of stenting as a procedure for treating cardiovascular disease and preliminary indications that restenosis following stenting can be reduced through the coating of stents, the Company believes that opportunities exist for companies with technology for effectively coating stents with anticoagulants or other therapeutic drugs.

INNERDYNE'S PRODUCTS AND TECHNOLOGY

RADIAL DILATION TECHNOLOGY

     The primary focus of the Company is the development and commercial application of its proprietary radial dilation technology. The key feature of this proprietary technology is the capability to enter the body of a patient by creating a small puncture wound, which can subsequently be dilated, or increased in size, to create a larger working channel. Employment of radial dilation within an expandable sheath permits the dilation to be accomplished in a manner that tends to minimize tissue trauma. Upon completion of a procedure, the dilation sequence is reversed, and the result is a smaller residual wound than would be experienced through the employment of similarly sized conventional access devices. Potential benefits of radial dilation technology include reduced risk, less patient trauma and reduced procedure time.

     Step PRODUCT LINE. The Company has developed a family of STEP products utilizing InnerDyne's proprietary radial dilation technology. The initial STEP products were introduced commercially in late 1994 and are designed to provide access to the abdominal cavity in order to facilitate the visualization and treatment of target areas within the cavity while minimizing the tissue trauma associated with such access.

     Step. The STEP device incorporates the Company's proprietary radial dilation technology and is InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the FDA to market this device for laparoscopic and thorascopic M.I.S. procedures. With the Company's STEP access device, a trocar does not need to be utilized, eliminating the risk of internal organ damage from contact with the sharp bladed trocar. In contrast to conventional trocars, the STEP device utilizes a standard insufflation needle for the penetration through the abdominal wall at each site where it is utilized, creating only a small puncture wound. Following removal of the needle, the sheath that surrounds the needle is then dilated up to a larger working channel through the insertion of a dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel with an integral insufflation valve at the proximal end. The radial dilation of the tissue into an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system. After completion of a procedure, the rigid cannula is removed, and the sheath retracts, permitting the opening in each of the muscular layers of the abdominal wall to recover, leaving a residual wound that is approximately half the size of that made using a conventional trocar of similar size. The STEP is currently utilized in minimally invasive general, gynecological and pediatric surgical procedures.

     Management believes that positive attributes of the STEP product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcomes study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using STEP devices and conventional trocars for access. Statistically significant results of that study indicated that STEP reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the STEP device as compared to conventional trocars. A prospective study intended to corroborate and expand the findings of the published outcomes study is underway, and is expected to be completed during 1997.

     SHORT Step. The Short STEP is a conventional STEP device that has been reduced in length and is particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short STEP was commercially introduced in 1995.

     REPOSABLE Step. Launched in 1996, the Reposable STEP incorporates the radial dilation features of disposable STEP devices in a partially reusable access device. A substantial market for reusable trocars exists, primarily outside the United States, where the pressures on cost and the recognition of the total costs involved in surgical procedures are perceived somewhat differently. Although there is substantial usage of reusable access devices in the U.S., and management expects a trend toward a somewhat more frequent usage of reusable devices, there are significant offsetting concerns relating to total health care system costs and safety involved with reusable devices. The Reposable STEP includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single use components, designed to be disposed of following surgery.

     MINI Step. The Mini STEP is a small-diameter radially dilating access device designed for use in office micro-laparoscopic surgery utilizing small instruments, and in tubal ligation and pediatric procedures. The working diameter of the Mini STEP ranges from a nominal 2mm to 8mm. Like the STEP device, Mini STEP is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini STEP devices are expected to be commercially introduced in early 1997.

     ONE-Step. The One-STEP is a STEP device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device can maintain insufflation and accommodate most conventional surgical instruments. The One-STEP devices are expected to be commercially introduced in mid-1997.

     R.E.D. The Radially Expanding Dilator ("R.E.D.") is the second product type based upon the Company's proprietary radial dilation technology. The R.E.D. is designed to enable access to organs deep within the abdominal cavity. The only current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The R.E.D. is designed to provide access through the abdominal wall, across the peritoneal space, and into an internal organ. InnerDyne believes that with use of the R.E.D. product, substantial reductions in patient recovery times may be possible. The Company expects that the enhanced capabilities of the R.E.D. may enable additional surgical procedures to be performed through minimally invasive techniques. This product has been released only on a very limited basis, and feedback indicates it enables additional procedures to be performed endoscopically. However, initial experience indicates a relatively high surgeon skill level and advanced training is necessary to perform these intra-organ procedures successfully. Accordingly, widespread commercialization of the R.E.D. will require significant market development efforts.

     OTHER APPLICATIONS. InnerDyne has announced agreements for the use of its proprietary radial dilation technology for specialized vascular access and the placement of enteral feeding tubes. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications such as access for vascular, thoracic and orthopedic procedures.

THERMAL ABLATION TECHNOLOGY

     The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's ENABL-TM- Thermal Ablation System (the "ENABL System") is based on this proprietary technology and is designed to treat menorrhagia or excessive uterine bleeding by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution IN SITU. The ENABL System, which includes a control console, a reusable handpiece, and a disposable probe, enables the clinician to fill the uterus with normal saline solution, which is then heated. The heated solution ablates -- or destroys -- the uterine lining, the source of the abnormal bleeding. The ENABL System is designed to help physicians treat women suffering from this common and often debilitating condition in a minimally invasive and less costly manner, with potentially fewer complications. The system is expected to be easy for the physician to use, and to offer the possibility to conduct the procedure under local anesthesia. As a result, the procedure may take less time than currently available therapies and can potentially be performed in an outpatient surgery center or a physician's office. Although this procedure is expected to result in the infertility of the patient, the Company believes that the ENABL System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to current therapies. For these reasons the Company also believes that the ENABL System has the potential to be more cost-effective than many current therapies. The Company has completed initial safety and preliminary efficacy trials with a redesigned system. The results of these limited trials give preliminary indications that the ENABL System represents a safe means of ablating uterine tissue. However, there can be no assurance that the feasibility of this technology will be satisfactorily demonstrated in expanded efficacy trials or that the system will be successfully commercialized.

     In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the ENABL System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development, manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications.

BIOCOMPATIBLE COATINGS TECHNOLOGIES

     The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin or other bioactive molecules to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating, and the other end of the tether molecule is covalently bonded to the bioactive molecule. Because both points of attachment utilize covalent bonds, the

Company believes that its coating process results in a stronger bonding of heparin or other bioactive molecules to the surface of the device than other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact.

     In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of the initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which is expected to be delivered during the first half of 1997.

     In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential applications and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involves an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments if Boston Scientific decides to proceed with a technology transfer.

     Because of the strength of the covalent bonds used in the Company's TRC technology and its other properties noted above, the Company believes that this technology may have advantages over presently available bioactive coating technologies in several potential applications, including the coating of vascular stents, grafts, vena cava filters and other implantable devices. The Company has undertaken a number of discussions with other potential licensees of the Company's biocompatible coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. To date, the Company has not entered into a contractual arrangement with any such parties.

RESEARCH AND DEVELOPMENT

     The Company has made significant investments in the research and development of its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. Research, development, clinical and regulatory expenses for the years ended December 31, 1996, 1995 and 1994 were approximately $2.8 million, $2.3 million, and $4.0 million, respectively. The increase in 1996 was primarily the result of expenses that related to new products and the thermal ablation program, including costs associated with development, clinical trials and regulatory submissions. The decrease in 1995 was primarily the result of expenses included in 1994 that related to completed or discontinued development programs. As of December 31, 1996, the Company had 18 full-time employees engaged in research, development, clinical and regulatory activities. Currently, the Company's research and development efforts are primarily focused on providing enhanced versions of the STEP device, including the One-STEP and the Mini STEP. In addition, limited usage of the Company's R.E.D. product by a select group of physicians is being routinely monitored to determine both the effectiveness and utility of the product in intra-organ procedures.

     InnerDyne also devotes research and development efforts to pursue potential partnerships that might lead to utilization of the Company's radial dilation technology in areas outside its primary business focus. The Company's first agreement involving licensing and development of its proprietary radial dilation technology was announced in February 1996. The agreement with EndoTex covers the development of access products expected to be used in conjunction with EndoTex's technologies to treat carotid disease and aortic aneurysms. The second transaction involving the licensing and development of InnerDyne's proprietary radial dilation technology was announced in January 1997 with Sherwood-Davis & Geck, a subsidiary of American Home Products Corporation. Under the terms of the agreement, InnerDyne will manufacture for Sherwood-Davis & Geck, on an exclusive basis, a specialized STEP product designed to improve gastrointestinal placement of Sherwood-Davis & Geck's enteral feeding tubes.

     In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical Corporation exclusive worldwide sales and marketing rights for the ENABL System. In 1996, the Company completed initial human clinical safety trials and initiated efficacy studies in two foreign countries. The Company is continuing development of the ENABL System on an interim basis as the project is transitioned to U.S. Surgical.

     The Company's proprietary biocompatible coating technologies have been evaluated by a number of potential licensees. Agreements are in place with SENKO covering the coating of gas exchange fibers and with Boston Scientific for the potential coating of stents, grafts, vena cava filters and other implantable devices.

     The future success of the Company will depend upon its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. In addition, the Company may seek to identify opportunities to obtain products or technologies from third parties. There can be no assurance that the Company will be able to successfully develop or acquire new products or technologies, license its proprietary technologies to third parties, obtain regulatory clearance for its products, or gain market acceptance of new and enhanced products. Delays in development, clearance or acceptance of new products could have a material adverse effect on the Company's business, results of operations and financial condition.

SALES AND MARKETING

     The Company is marketing its M.I.S. access products mainly to general surgeons, gynecologists and pediatric laparoscopists. A domestic network of independent sales representatives, who typically sell other complementary products to the same customer base, and a limited number of direct representatives, who are InnerDyne employees compensated on a commission-only basis, was in place at the end of 1996. This United States network of sales representatives is managed on a regional basis by Company employees who possess substantial expertise and industry experience. Their efforts are supported by a marketing and customer service organization, that also coordinates the Company's advertising and sales material support, as well as the Company's participation in major industry trade meetings.

     In January 1996, the Company announced that its Short STEP device, a smaller version of the standard STEP product, had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly-owned subsidiary of Child Health Corporation of America, which is comprised of 35 free-standing children's hospitals across the United States. The Alliance selected the STEP system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its STEP line of products. It is hoped that the Seal of Acceptance can help the Company expand awareness and sales of its STEP product line for use in the pediatric environment.

     Internationally, the Company expects to utilize a network of independent distributors to market its products in selected foreign countries. The effort to identify and reach agreements with appropriate foreign distributors gained substantial momentum during 1996. As of December 31, 1996, orders had been received from distributors in 21 countries. Management expects to make additional progress in this regard during 1997, and expects foreign sales to positively impact future revenue growth.

     The Company has limited experience in marketing its products, and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices that provide an adequate return or that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. Failure to do so would have a material adverse impact on the Company's business, results of operations and financial condition.

MANUFACTURING

     The Company initiated manufacture of commercial quantities of its STEP device in its Salt Lake City, Utah facility during late 1994. Current manufacturing operations consist primarily of the assembly and testing of purchased components to produce finished products, which are then packaged for sterilization in an outside facility. The Company has implemented steps to automate selected portions of the STEP assembly operation to help reduce product costs and to achieve a more uniform standard of product consistency. During the assembly process and following sterilization, the Company conducts appropriate tests and inspection of its products in an effort to assure that products meet established specifications, and to verify appropriate levels of product sterility.

     The Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company is registered as a manufacturer of medical devices with appropriate state and federal authorities, including the FDA, and is registered to ISO 9001 standards, which confirms compliance with a number of foreign quality systems. See "--Government Regulation." The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations, the International Standards Organization 9000 ("ISO 9000") and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that pending regulatory changes currently being introduced by the FDA are likely to result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. The Company's ISO 9001 registration is expected to aid efforts to achieve compliance with revised United States regulatory requirements.

     The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the STEP product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect upon the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's STEP products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are underway. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products, and therefore on its business, financial condition and results of operations. "See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Sole Sources."

PATENTS AND PROPRIETARY RIGHTS

     It is the Company's policy to aggressively protect its technology by, among other things, filing patent applications for the patentable technologies that it considers important to the development of its business. The Company holds seven issued United States patents, covering various aspects of its radial dilation technology. The Company also has a license agreement giving it exclusive rights, assuming certain defined minimum payments are met, to a related access technology that is covered by two issued and one pending patent. In addition, during 1995 the Company obtained a non-exclusive license to a patent covering a specialized access device which facilitates the placement of a vision device into the abdominal cavity.

     The Company holds seven issued United States patents relating to its thermal ablation system technology. The Company also holds five issued United States patents relating to its biocompatible coating technologies. The Company has continued to pursue the expansion of its coating-related intellectual property, as opportunities for business partnerships in this area have been pursued. See "--InnerDyne's Products and Technology--Biocompatible Coating Technologies." The Company also holds eight issued foreign patents, and has filed additional United States and foreign patent applications relating to its various technologies. In addition to patent rights related to its radial dilation, thermal ablation and biocompatible coating technologies, the Company also has a number of issued and pending patents relating to its blood gas exchange, pumping and other technologies. There can be no assurances that any pending patent applications will be issued in their present scope, or at all.

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

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost to and diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has in the past, and may in the future, receive correspondence from third parties claiming that the Company's products or technology infringe intellectual property rights of such third parties. The Company and its patent counsel thoroughly review such claims and no such outstanding claims currently exist. However, there can be no assurance that InnerDyne will not receive additional claims that its products or technology infringe third party rights or that third parties will not litigate such claims. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Patents and Proprietary Rights."

COMPETITION

     The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products that facilitate access, assessment and treatment. Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company, has made a major investment in the M.I.S. field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

     Notwithstanding the challenges faced by the Company in selling in a market dominated by two large competitors, the majority of the Company's revenues since the fourth quarter of 1994 have come from product sales in this market. U.S. Surgical and Ethicon purchasing contracts typically include a provision allowing a certain percentage of purchases from other vendors, and the Company has taken and intends to continue to take advantage of such provisions.

     The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market segment is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices, trocars with added features, during the past two years. A number of other entities participate in various segments of the M.I.S. access market.

     There can be no assurance that the Company will be able to successfully compete in the M.I.S. access market and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the thermal ablation market, the primary competition for the ENABL System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The ENABL System will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being clinically tested by GyneCare, Inc. There are other companies developing alternative methods of uterine tissue ablation that compete with the ENABL System. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company and U.S. Surgical or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material and adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Intense Competition."

GOVERNMENT REGULATION

     Clinical testing, manufacture and sale of the Company's products, including the STEP product line, the ENABL System and the Company's biocompatible coatings technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into one of three classes (I.E., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (E.G., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

     Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or approval of a Premarket Approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The FDA's review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but it may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     The ENABL System will likely be subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that the Company will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510 (k) premarket clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. "A not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Companys business, financial condition and results of operations. For any of the Companys devices cleared through the 510 (k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510 (k) submission. There can be no assurance that the Company will obtain 510 (k) premarket clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510 (k).

     The Company has received clearance from the FDA for the marketing of its STEP device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its R.E.D. product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its STEP and R.E.D. products, including products designed to employ its radial dilation technology in vascular and arthroscopic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

     The Company has made modifications to its cleared devices that the Company believes do not require the submission of the new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Companys determinations not to submit a new 510(k) notice for any of these changes or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory GMP compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products, injunction and/or civil fines.

     The FDA has proposed changes to the GMP regulations that will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Companys business, financial condition or results of operations.

     The Company has received certification to ISO 9000 standards, permitting it to affix the CE Mark to its products, allowing unencumbered movement of its products within the European Union. The Company is required to undergo periodic surveillance audits to assure continuing compliance with these standards. Failure to demonstrate satisfactory compliance on an ongoing basis could adversely impact InnerDyne's ability to distribute its products within the European Union.

PRODUCT LIABILITY AND INSURANCE

     The development, manufacturing and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. To date, InnerDyne has not experienced any product liability claims. The Company's current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture, and sale of its current and potential products. In addition, the Company may require increased product liability insurance. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Companys business, financial condition and results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Product Liability and Insurance."

EMPLOYEES

     At December 31, 1996, the Company had 92 full-time and 4 temporary and part-time employees. All of the temporary and part-time employees worked at the Company"s Salt Lake City facility, and were primarily involved in manufacturing and support activities related to the Company's M.I.S. access products. Of the 92 full-time employees on December 31, 1996, 42 were involved in manufacturing operations, 14 in research and development and regulatory/clinical affairs, 4 in biocompatible coatings development, 10 in administration, and 22 in sales, marketing and customer service.

     None of the Company's employees is covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company has corporate officers that are not executive officers. As of February 28, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:


          Name                 Age                    Position
----------------------------  -----   ------------------------------------------

William G. Mavity               47    President, Chief Executive Officer and
                                      Director

Robert A. Stern                 39    Vice President and Chief Financial Officer

Daniel J. Genter                60    Senior Vice President, Sales and Marketing

     WILLIAM G. MAVITY joined the Company as President, Chief Executive Officer and a director in October 1993, after having spent more than twenty years in various capacities with the 3M Company ("3M"), including more than ten years within a number of the operating units of 3M's health care business. From August 1992 until October 1993, Mr. Mavity served as Operations Director for 3M's Medical Device Division. From April 1989 until August 1992, Mr. Mavity served as General Manager of 3M's Sarns cardiovascular surgery business unit. From July 1988 until April 1989, Mr. Mavity served as Manufacturing Manager for the Sarns subsidiary. Mr. Mavity holds a B.E.A. degree from the University of Delaware.

     ROBERT A. STERN joined the Company in January of 1996 as Vice President and Chief Financial Officer. From October 1991 to January 1996, Mr. Stern held the position of Chief Financial Officer, Vice President of Corporate Finance and member of the Board of Directors of RhoMed Incorporated, a New Mexico-based biopharmaceutical company. Mr. Stern has had ten years experience in investment banking and cash management, and was the principal stockholder and Managing Director of R.A. Stern & Associates from December 1986 to April of 1990. R. A. Stern & Associates was sold to PaineWebber in 1989. Mr. Stern received a B.S. from the University of New Hampshire, Whittemore School of Business and Economics.

     DANIEL J. GENTER joined the Company in April of 1996 as Senior Vice President of Sales and Marketing. From May 1993 to April 1996, Mr. Genter held the position of Divisional Vice President of the Kanetta Pharmacal Division of Sanofi Winthrop Pharmaceuticals, a business unit established for the development, manufacture and marketing of sterile parenteral multisource pharmaceutical products. From December 1990 to May 1993, Mr. Genter served as Vice President of Marketing for Schein Pharmaceutical, Inc., a manufacturer and distributor of pharmaceutical products. Mr. Genter spent over twenty years with Johnson and Johnson in its McNeil Laboratories, Critikon and Home Health Care companies, holding positions in general management, sales management, marketing and clinical development. Mr. Genter also served as President of Sharplan Lasers, Inc., a medical laser manufacturer. Mr. Genter studied Mechanical Engineering at Tulane University and holds a B.S. in Mathematics from the State University of New York and an MBA from Pepperdine University.

ITEM 2.  PROPERTIES

     InnerDyne leases approximately 20,500 square feet in Sunnyvale, California to house the Company's administrative personnel, research and development, marketing and sales support activities, of which approximately 6,000 square feet are subleased to another entity. The Sunnyvale facility is leased through December 1998.

     Additional space is leased in three separate buildings, totaling approximately 30,500 square feet, in Salt Lake City, Utah. These facilities house administrative personnel, manufacturing operations, biocompatible coating research activities and the Company's primary distribution function. The leases for the Salt Lake City buildings expire in August 1997 and August 1999.

     Management believes that currently leased facilities will be sufficient for the immediate future, and that adequate additional space is available within the same geographical areas. If additional space was required, and it could not be obtained in near proximity to current facilities at an acceptable cost, it could have a material adverse effect on the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol IDYN since the merger in April 1994 with InnerDyne Medical, Inc. From January 1992 to April 1994, the Company's Common Stock traded on the Nasdaq National Market under the symbol CRDS. The prices per share reflected in the table below represent the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                            High      Low
                                                            ----      ---
      FISCAL 1995
        First Quarter ended March 31, 1995 . . . . . . . .  5 1/4    3 1/4
        Second Quarter ended June 30, 1995 . . . . . . . .  4 5/8    2 1/2
        Third Quarter ended September 30, 1995 . . . . . .  3 7/8    1 7/8
        Fourth Quarter ended December 31, 1995 . . . . . .  3 3/8    2 1/4
      FISCAL 1996
        First Quarter ended March 31, 1996 . . . . . . . .  4 1/4    2 3/8
        Second Quarter ended June 30, 1996 . . . . . . . .  5 13/16  3 1/8
        Third Quarter ended September 30, 1996 . . . . . .  4 5/8    2 3/4
        Fourth Quarter ended December 31, 1996 . . . . . .  3 7/8    2 3/4


     As of February 28, 1997, there were 299 stockholders of record, however, the Company believes it has a minimum of 1,200 beneficial stockholders.

     The Company has not historically paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends or making any other distributions under the terms of its credit agreement with Silicon Valley Bank. See Note 6 of Notes to Financial Statements.

     Since January 1, 1996, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities:

     (1) In January 1996 and August 1996, the Company issued 6,000 shares and 784 shares, respectively, of its Common Stock to a single entity in connection with a license agreement with such entity. The Company did not receive any cash proceeds from such issuances.

     (2) In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in total proceeds to the Company of $704,568.

     (3) In May 1996, the Company issued 166,667 shares of its Common Stock to a single entity in connection with a license agreement with such entity, for an aggregate purchase price of $500,001.

     There were no underwriters employed in connection with any of the transactions set forth above. The issuances of the securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data as of December 31, 1992, 1993 and 1994, are derived from, and are qualified by reference to, audited financial statements not included in this Annual Report on Form 10-K.

                                               Year Ended December 31,
                                      ------------------------------------------
                                       1992     1993     1994     1995     1996
                                      ------   ------   ------   ------   ------
                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                            $   133       43      879    5,275    9,086
Net loss                            $(8,315) (10,359)  (9,904)  (5,627)  (4,659)
                                    -------- -------- --------- -------- -------
                                    -------- -------- --------- -------- -------
Net loss per share                  $  (.64)    (.69)    (.61)    (.32)    (.23)
                                    -------- -------- --------- -------- -------
                                    -------- -------- --------- -------- -------
BALANCE SHEET DATA:
Total assets                        $25,609   17,550    7,847    5,370   11,362

Long-term debt, excluding current
  installments                      $   338      199       30      187      630

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM-10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND PRESS RELEASES, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY UPON REQUEST. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

BACKGROUND

     InnerDyne, Inc. (the "Company" or "InnerDyne") is the successor corporation resulting from the merger of CardioPulmonics, Inc. ("CardioPulmonics") and InnerDyne Medical, Inc. ("IMI") in April 1994. CardioPulmonics was founded in 1985 to develop, manufacture and market proprietary pulmonary and cardiopulmonary products. These efforts resulted in the development of a blood-gas exchange device and proprietary biocompatible coating technologies. IMI was founded in 1989 to develop medical devices used in M.I.S. procedures incorporating IMI's proprietary radial dilation and thermal ablation technologies. Subsequent to the merger, InnerDyne discontinued efforts to develop and commercialize the blood-gas exchange device and focused primarily on the development, manufacture and commercialization of proprietary M.I.S. access products. InnerDyne commercially introduced its first M.I.S. access device, STEP, in the fourth quarter of 1994. The Company intends to continue developing its proprietary radial dilation and biocompatible coating technologies, internally or through strategic alliances.

RISK FACTORS

     HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $4.7 million on revenues of $9.1 million, $5.6 million on revenues of $5.3 million and $9.9 million on revenues of $878,909 for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, InnerDyne had an accumulated deficit of approximately $51.3 million.

     In the future, the Company expects to incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The Company believes that it is likely to incur operating losses at least through 1997. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

     INTENSE COMPETITION. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. Ethicon has made a major investment in the M.I.S. field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

     In the thermal ablation market, the primary competition for the ENABL System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The ENABL System will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being clinically tested by GyneCare, Inc.

     Additionally, there are other companies developing alternative methods of uterine tissue ablation that compete with the ENABL System. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company and U.S. Surgical or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase. See "Item 1. Business--Competition."

     CONTINUED DEPENDENCE ON Step PRODUCTS. To date, substantially all of the Company's revenues from product sales are attributable to STEP products and InnerDyne currently anticipates that sales of STEP products will represent substantially all of the Company's revenues in the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its STEP product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its STEP product in the fourth quarter of 1994, and to date sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's STEP products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's STEP products would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Item 1. Business--Products and Technology."

     RELIANCE ON FUTURE PRODUCTS AND NEW APPLICATIONS; UNCERTAINTY OF TECHNOLOGY CHANGES. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During 1997, the Company expects to commercially introduce the One-STEP and the Mini STEP, each of which is a further enhancement of its STEP product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion, including, but not limited to, the ENABL Thermal Ablation System being developed with U.S. Surgical. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations. See "Item 1. Business--Research and Development."

     LIMITED MANUFACTURING EXPERIENCE; COMPLIANCE WITH GOOD MANUFACTURING PRACTICES. The Company initiated manufacture of commercial quantities of its STEP access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne will now undergo periodic audits by a regulatory body. The Company believes that pending regulatory changes currently being introduced by the FDA are likely to result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to maintain satisfactory GMP compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. See "Item 1. Business--Manufacturing."

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's STEP product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes non-product revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company derives higher gross margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

     RELIANCE ON COLLABORATIVE RELATIONSHIPS; RESTRICTIONS ON ACTIVITIES. The Company has entered into, and intends to continue to pursue collaborative arrangements with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its potential products. InnerDyne's future success may depend, in part, on its relationship with such third parties, their strategic interest in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The Company's existing and anticipated contracts with such third parties restrict the rights of InnerDyne to engage in certain areas of product development, manufacturing and marketing. In addition, these third parties may have the unilateral right to terminate any such arrangement without significant penalty. There can be no assurance that InnerDyne will be successful in establishing or maintaining any such collaborative arrangements or that any such arrangements will be successful.

     LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. InnerDyne began commercial sales of its first M.I.S. access product in the fourth quarter of 1994 and, therefore, has limited sales, marketing and distribution experience. The Company is marketing its M.I.S. access products mainly to general surgeons, gynecologists and pediatric laparoscopists. In the United States, InnerDyne markets its products primarily through direct representatives who are employed by the Company within selected geographical areas and a network of independent sales representatives who typically sell other complementary M.I.S. products to the same customer base. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of InnerDyne's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects to market its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, are obtained. Although InnerDyne currently has relationships with a limited number of international distributors, there can be no assurance that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products, and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Sales and Marketing."

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

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost to and diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has in the past, and may in the future, receive correspondence from third parties claiming that the Company's products or technology infringe intellectual property rights of such third parties. The Company and its patent counsel thoroughly review such claims and no such outstanding claims currently exist. However, there can be no assurance that InnerDyne will not receive additional claims that its products or technology infringe third party rights or that third parties will not litigate such claims. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Patents and Proprietary Rights."

     GOVERNMENT REGULATION. Clinical testing, manufacture and sale of the Company's products, including the STEP product line, the ENABL System and the Company's biocompatible coatings technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a PMA. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The ENABL System will likely be subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that the Company will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has received clearance from the FDA for the marketing of its STEP device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its R.E.D. product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its STEP and R.E.D. products, including products designed to employ its radial dilation technology in vascular and arthroscopic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

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

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

     The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory GMP compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunction and/or civil fines. See "Manufacturing" and "Item 1. Business--Government Regulation."

     DEPENDENCE ON SOLE SOURCES. The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the STEP product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect on the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's STEP products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are underway. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

     UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

     If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

     DEPENDENCE ON INTERNATIONAL SALES. In the future, the Company expects to derive an increasing portion of its revenue from international sales. To the extent that the Company's international sales increase in future periods, a significant portion of the Company's revenues could be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could have an adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in the European Economic Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

     DEPENDENCE ON KEY PERSONNEL. InnerDyne is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company will compete for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Employees", "Item 1. Business--Executive Officers of the Company" and "Item 10. Directors and Executive Officers of Registrant."

     PRODUCT LIABILITY; CLAIMS IN EXCESS OF INSURANCE COVERAGE. The development, manufacture and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the Company may require increased product liability insurance. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operation. See "Item 1. Business-- Product Liability and Insurance."

     STOCK PRICE VOLATILITY. The stock market in general and stocks of medical device companies in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally or general market conditions may have a significant effect on the market price of the Common Stock. See "Item
5. Market for Registrant's Common Stock and Related Stockholder Matters."

     ENVIRONMENTAL REGULATIONS. The Company is subject to a variety of local, state and federal governmental regulations relating to the use, storage, handling, manufacture and disposal of toxic and other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with applicable governmental environmental regulations. Nevertheless, the failure by the Company to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could have a material adverse effect on the Company's business, financial condition, and results of operations.

     CONTROL BY DIRECTORS AND PRINCIPAL STOCKHOLDERS. As of February 28, 1997, directors and principal stockholders of the Company, and certain of their affiliates, beneficially own approximately 23.2% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

     ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS OF COMMON STOCK. Provisions of the Company's Certificate of Incorporation that allow the Company to issue Preferred Stock without any vote or further action by the stockholders as well as the fact that the Company's Certificate of Incorporation does not permit stockholders to cumulate votes in the election of directors may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the inability of stockholders to cumulate votes in the election of directors and provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. The possible issuance of Preferred Stock and these provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

RESULTS OF OPERATIONS

     Total revenues of $9,086,127 were realized during the year ended
December 31, 1996, compared to total revenues of $5,275,060 in 1995 and $878,909 in 1994. Total revenues are comprised of revenues from product sales and licensing, contract and grant revenues. Product sales increased to $7,773,547 in 1996 from $4,729,651 in 1995 and $275,517 in 1994, reflecting continued
acceptance of the STEP device, which was commercially introduced in the fourth quarter of 1994. Licensing, contract and grant revenues were $1,312,580, $545,409 and $603,392 in 1996, 1995 and 1994, respectively. These revenues related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and licensing of the Company's proprietary biocompatible coatings and radial dilation technology. Licensing, contract and grant revenues fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to agreements.

     Total costs and expenses were $13,946,878 in 1996, compared to $11,122,791 in 1995 and $10,939,559 in 1994. Expenses in 1996 grew because of increased costs of sales on higher sales volume, and included clinical, research and development and regulatory expenses related to the ENABL System and higher sales and marketing expenses related to the commercialization of the Company's M.I.S. products, including STEP and Reposable STEP. Expenses in
1995 and 1994 include start-up costs to build the Company's manufacturing capability and increases in sales and marketing expenses for M.I.S. products, as the Company built the sales and marketing resources necessary to support commercialization of its initial M.I.S. products, which began in the fourth quarter of 1994. Expenses in 1994 also include costs related to development programs that have been completed or discontinued and expenses associated with the Company's merger.

     Cost of product sales were $4,363,367 in 1996, compared to $3,148,915 in 1995 and $1,939,974 in 1994. Cost of product sales are primarily comprised of direct material costs of components for finished products, as well as labor costs and an allocated portion of overhead expenses. Cost of product sales in 1996, 1995 and late 1994 include start-up manufacturing and "pilot" production expense. The increase each year was due to the resulting production of higher volumes of the STEP device. Although the Company anticipates that cost of product sales will continue to increase in absolute dollars in future periods, cost of product sales as a percentage of revenue is expected to decrease in 1997 if sales and production volumes increase.

     Research, development, regulatory and clinical expenses were $2,839,556 in 1996, compared to $2,299,311 in 1995 and $3,951,536 in 1994. Research,
development, regulatory and clinical expenses are primarily comprised of salary and benefits, costs incurred in protecting the Company's intellectual property and an allocated portion of overhead expenses. The increase in 1996 represents the additional development funding and clinical expenses related to the ENABL System and the development of the ONE-STEP, Reposable STEP and Mini STEP access devices. The decrease in 1995 reflects the completion or discontinuation of development programs, including costs associated with development, clinical trials and regulatory submission of a device using the Company's gas exchange and blood pumping technologies. The Company anticipates that research, development, regulatory and clinical expenditures are likely to increase in future periods.

     Sales and marketing expenses were $4,740,050 in 1996, compared to $3,895,338 in 1995 and $2,063,123 in 1994. Sales and marketing expenses are primarily comprised of salary, benefits and commissions; an allocated portion of overhead expenses; advertising, promotional and customer service expenses and cost of product samples. The increase reflects the expansion of sales and marketing functions for M.I.S. products as sales volumes increased in 1995 and 1996, and as the Company assembled its sales force of direct and independent representatives and international distributors following the initial commercialization of its M.I.S. products in the fourth quarter of 1994. The expenses in 1996 included compensation to sales representatives, costs of sample and demonstration product, costs to complete outcomes studies, costs of promotional and advertising programs and costs associated with establishing international distributors. InnerDyne expects that sales and marketing expenses will continue to increase in absolute dollars.

     General and administrative expenses were $2,003,905 in 1996, compared to $1,779,227 in 1995 and $2,984,926 in 1994. General and administrative expenses are primarily comprised of salary and benefits, an allocated portion of overhead expenses, as well as legal, accounting, insurance and other general corporate expenses. The increase in expenses in 1996 reflects additional staffing to support investor relations and financial functions, increased insurance costs, and professional services. The decrease in expenses in 1995 reflects efficiencies resulting from the Company's April 1994 merger, particularly in the areas of general and administrative staffing, insurance costs and professional services. Expenses in 1994 included legal, accounting, consulting, filing and other expenses related to the merger, as well as expenses associated with the integration of the two companies. The Company anticipates that general and administrative expenses will increase in absolute dollars to support expanding operations.

     Interest income was $263,679 in 1996,  $250,594 in 1995 and $459,830 in
1994. The increase in 1996 was due to higher interest earned as the Company's cash, cash equivalents and marketable investment securities increased. Interest expense was $62,011 in 1996, $28,908 in 1995 and $63,511 in 1994. This interest expense was primarily the result of debt and capital leases incurred to finance equipment to support operations of the Company, in addition to interest incurred in 1994 related to loans to IMI from its stockholders.

     Primarily for the reasons outlined above, InnerDyne incurred net losses of $4,659,083 or $.23 in 1996, $5,627,115 or $.32 per share in 1995 and $9,904,142 or $.61 per share in 1994. Management believes that the Company is likely to incur operating losses at least through 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     From its inception to December 31, 1996, the Company has incurred an accumulative deficit of approximately $51.3 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters and issuance expenses).

     At December 31, 1996, cash and cash equivalents totaled $7,270,285 compared to a total cash, cash equivalents and marketable investment securities balance of $2,718,418 at December 31, 1995. The Company had $776,901 and $542,658 in
capital expenditures in the years ended December 31, 1996 and 1995, respectively. Working capital totaled $8,182,514 at December 31, 1996, and the Company had long-term debt, excluding current installments, totaling $629,557 relating to financing of equipment.

     In February 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1 1/4% and $750,000 as a 42-month term loan at prime plus 1 3/4%. The revolving credit portion of the facility is available based on the existence and magnitude of eligible receivables, and the term loan portion of the facility is available based on eligible equipment purchases. As of December 31, 1995, the Company had borrowed $241,712 under the previous agreement with Silicon Valley Bank, and as of December 31, 1996 had borrowed an additional $670,072 under the current agreement for the financing of capital expenditures and $300,000 under the revolving credit facility for financing of working capital needs.

     In the future, the Company expects to incur substantial additional operating losses and cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and market acceptance of the Company's products.

     The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1997, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held May 23, 1997 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors --Nominees" in the Registrant's Proxy Statement. See "Item 1.
Business--Executive Officers of the Company" for information with respect to the executive officers of the Company.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Compensations of Executive Officers" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements and Schedules

               Financial Statements - See pages F-1 to F-16.

               Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

          2.   Exhibits

 EXHIBIT
 NUMBER                              DESCRIPTION
---------                            -----------
 3.1(7)        Restated Certificate of Incorporation of Registrant.
 3.2(2)        Bylaws of Registrant.
10.1*(4)       1987 Stock Option Plan, as amended.
10.2*(8)       1991 Directors' Stock Option Plan, as amended.
10.3*(8)       1991 Employee Stock Purchase Plan, as amended.
10.4(1)        Purchase Agreement (Series C) dated as of June 26, 1990, as amended.
10.6(1)        Form of Indemnification Agreement between the Registrant and its officers and directors.
10.7*(1)       Defined Contribution "401(k)" Plan as amended January 1,  1990.
10.8(1)        Equipment Financing Agreement dated as of June 1, 1990 between
               Lease Management Services, Inc. and the Registrant.
10.9(2)        Lease dated June 1989 between the Registrant and William J.
               Lowenberg.
10.13*(3)      Letter Agreement with William G. Mavity.
10.14*(4)      Consulting Agreement with Robert M. Curtis dated January 12,
               1994.
10.16(5)       Lease Extension with BSL Associates.
10.17(5)       Lease Agreements with QAD Associates.
10.18(5)(9)    Licensing Agreement with SENKO Medical Instrument Mfg. Co., Ltd.
10.19*(5)      InnerDyne Medical, Inc. 1989 Incentive Stock Plan.
10.20*(5)      Interventional Thermodynamics Inc. 401(k) Plan.
10.22(6)(9)    License and Development Agreement dated as of August 25, 1994 by and among InnerDyne, Inc., InnerDyne Medical, Inc. and
               CooperSurgical, Inc.
10.23(7)       Loan and Security Agreement and Collateral Assignment, Patent
               Mortgage and Security Agreement dated as of February 23, 1995 between the Registrant and Silicon Valley Bank.
10.24(8)       Common Stock and Warrant Purchase Agreement dated as of
               June 2, 1995 by and among the Registrant and the purchasers named therein, including form of Common Stock Warrant.
10.25(10)      Amendment to Loan and Security Agreement dated as of February 29,
               1996 between the Registrant and Silicon Valley Bank.
10.26*(10)     1996 Stock Option Plan.
10.27(9)(10)   Licensing, Development and Manufacturing Agreement dated as of
               February 2, 1996 between the Registrant and EndoTex
               Interventional Systems, Inc.
10.28(9)(10)   National Contract dated October 1995 between the Registrant and
               Surgical Care Affiliates, Inc.
10.29(9)(10)   License Agreement dated as of January 1, 1996 between the
               Registrant and Alliance of Children's Hospitals, Inc.
10.31*(10)     Letter Agreement with Robert A. Stern dated January 10, 1996.
10.32*         Change of Control Agreement as of September 12, 1996 between the Registrant and William G. Mavity.
10.33+         License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
10.34+         License, Supply and Distribution Agreement dated as of January 6,
               1997 by and between the Registrant and Sherwood Medical Company.
10.35*         Letter Agreement with Daniel J. Genter dated March 13, 1996.
10.36          Amendment to Loan and Security Agreement dated as of February 4,
               1997 between the Registrant and Silicon Valley Bank.
10.37*         Form of Senior Management Change of Control Agreement.
23.1           Consent of Independent Certified Public Accountants.
27.1           Financial Data Schedule.

--------------
*    Management compensatory plan or arrangement.

+    Confidential treatment requested.

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-44361), filed December 4, 1991.

(2) Incorporated by reference to exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(3) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1993.

(4) Incorporated by reference to exhibits filed in response to Item 21, "Exhibits and Financial Statement Schedules," of the Registrant's
Registration Statement on Form S-4, as amended (File No. 33-74624), filed January 31, 1994.

(5) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1994.

(6) Incorporated by reference to exhibits filed in response to Item 6 "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1994.

(7) Incorporated by reference to exhibits filed in response to Item 13, "Exhibit List and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(8) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-QSB for the Quarterly period ended June 30, 1995.

(9) Confidential treatment granted for portions of this exhibit by order of the Securities and Exchange Commission.

(10) Incorporated by reference to exhibits filed in response to Item 13, "Exhibit List and Reports on Form 8-K," of the Registrants Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (b)       Reports on Form 8-K:  None

                              INNERDYNE, INC.
                       INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of KPMG Peat Marwick LLP, Independent Auditors. . . . . . . . . . .   F-2
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .   F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   F-7

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
InnerDyne, Inc.:

We have audited the accompanying balance sheets of InnerDyne, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnerDyne, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



San Francisco, California
January 29, 1997

                                          INNERDYNE, INC.

                                          Balance Sheets

                                    December 31, 1996 and 1995


                      ASSETS                                              1996           1995
                                                                     ------------   -----------
Current assets:
 Cash and cash equivalents                                           $  7,270,285     1,720,814
 Marketable investment securities (note 4)                                      -       997,604
 Accounts receivable, less allowance for doubtful
  accounts of $159,165 in 1996 and $73,290 in 1995                      1,290,805       735,911
 Interest and other receivables                                           283,913       195,646
 Inventories (note 5)                                                   1,159,098       585,123
 Prepaid expenses                                                         151,150        78,959
                                                                     ------------   -----------
  Total current assets                                                 10,155,251     4,314,057
                                                                     ------------   -----------
Equipment and leasehold improvements:
Equipment                                                               3,216,320     2,473,578
Leasehold improvements                                                    169,492       135,333
                                                                     ------------   -----------
                                                                        3,385,812     2,608,911

 Less accumulated depreciation and amortization                         2,226,503     1,660,616
                                                                     ------------   -----------
  Net equipment and leasehold improvements                              1,159,309       948,295

Deposits                                                                   47,020       107,251
                                                                     ------------   -----------
                                                                     $ 11,361,580     5,369,603
                                                                     ------------   -----------
                                                                     ------------   -----------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit (note 6)                                             $    300,000             -
 Current installments of long-term debt (note 6)                          223,914        85,058
 Current installments under capital leases (note 7)                             -        29,683
 Accounts payable                                                         301,946       206,320
 Accrued expenses                                                         505,983       344,115
 Accrued payroll                                                          310,885       123,079
 Accrued commissions                                                      120,323       108,369
 Accrued clinical costs                                                   209,686       276,472
                                                                     ------------   -----------
  Total current liabilities                                             1,972,737     1,173,096

Long-term debt, excluding current installments (note 6)                   629,557       186,689

Commitments (note 7)

Stockholders' equity (note 8):
 Preferred stock, $.01 par value.  Authorized 1,000,000
  shares; no shares issued and outstanding in 1996 and 1995                     -             -
 Common stock, $.01 par value.  Authorized 40,000,000 shares;
  issued and outstanding 21,542,034 shares in 1996 and
  18,315,501 shares in 1995                                               215,420       183,155
 Additional paid-in capital                                            59,818,445    50,442,159
 Accumulated deficit                                                  (51,274,579)  (46,615,496)
                                                                     ------------   -----------
  Net stockholders' equity                                              8,759,286     4,009,818
                                                                     ------------   -----------
                                                                     $ 11,361,580     5,369,603
                                                                     ------------   -----------
                                                                     ------------   -----------

                      See accompanying notes to financial statements.

                                    INNERDYNE, INC.

                              Statements of Operations

                    Years ended December 31, 1996, 1995, and 1994


                                                           1996           1995        1994
                                                        -----------    ----------  -----------
Revenues:
 Product sales                                          $ 7,773,547     4,729,651      275,517
 Licensing, contract, and grant revenue (note 10)         1,312,580       545,409      603,392
                                                        -----------    ----------  -----------
  Total revenues                                          9,086,127     5,275,060      878,909

Costs and expenses:
 Cost of product sales                                    4,363,367     3,148,915    1,939,974
 Research, development, regulatory, and clinical          2,839,556     2,299,311    3,951,536
 Sales and marketing                                      4,740,050     3,895,338    2,063,123
 General and administrative                               2,003,905     1,779,227    2,984,926
                                                        -----------    ----------  -----------
  Total costs and expenses                               13,946,878    11,122,791   10,939,559
                                                        -----------    ----------  -----------
  Operating loss                                         (4,860,751)   (5,847,731) (10,060,650)

Other income (expense):
 Interest income                                            263,679       250,594      459,830
 Interest expense                                           (62,011)      (28,908)     (63,511)
 Loss on asset disposal                                           -        (1,070)    (239,811)
                                                        -----------    ----------  -----------
  Total other income                                        201,668       220,616      156,508
                                                        -----------    ----------  -----------
  Net loss                                              $(4,659,083)   (5,627,115)  (9,904,142)
                                                        -----------    ----------  -----------
                                                        -----------    ----------  -----------
Net loss per share                                      $      (.23)         (.32)        (.61)
                                                        -----------    ----------  -----------
                                                        -----------    ----------  -----------
Weighted average shares outstanding                      20,324,033    17,561,480   16,196,903
                                                        -----------    ----------  -----------
                                                        -----------    ----------  -----------

                      See accompanying notes to financial statements.

                                      INNERDYNE, INC.

                           Statements of Stockholders' Equity

                      Years ended December 31, 1996, 1995, and 1994

                                                                                                   Notes
                                                                 Additional                      receivable     Net stock-
                                                      Common       paid-in       Accumulated       from          holders'
                                                       stock       capital         deficit      stockholders      equity
                                                      --------    ----------     ------------   ------------    ----------
Balances at December 31, 1993                         $157,366    46,609,946     (31,084,239)     (16,250)      15,666,823
 Issuance of shares upon exercise of stock
  options and under employee stock
  purchase plan                                          6,641       133,321               -            -          139,962
 Issuance of shares for services rendered                  572       113,866               -            -          114,438
 Issuance of shares for conversion of notes
  and accrued interest                                   1,103       228,869               -            -          229,972
 Issuance of shares upon exercise of warrants
  for cash and on a net exercise basis                     481        27,975               -            -           28,456
 Repayment of notes receivable from
  stockholders                                               -             -               -       16,250           16,250
 Net loss                                                    -             -      (9,904,142)           -       (9,904,142)
                                                      --------    ----------     ------------   ------------    ----------
Balances at December 31, 1994                          166,163    47,113,977     (40,988,381)           -        6,291,759
 Issuance of shares upon exercise of stock
  options and under employee stock
  purchase plan                                          2,632       155,475               -            -          158,107
 Issuance of shares for private placement
  (note 8)                                              14,360     3,230,998               -            -        3,245,358
 Private placement expenses (note 8)                         -       (58,291)              -            -          (58,291)
 Net loss                                                    -             -      (5,627,115)           -       (5,627,115)
                                                      --------    ----------     ------------   ------------    ----------
Balances at December 31, 1995                          183,155    50,442,159     (46,615,496)           -        4,009,818
 Issuance of shares upon exercise of stock
  options and under employee stock
  purchase plan                                          1,609       172,113               -            -          173,722
 Issuance of shares upon warrant
  exercise                                               2,429       702,132               -            -          704,561
 Issuance of shares in public offering (net
  of underwriter and issuance expenses of
  $1,259,732)                                           26,500     7,988,768               -            -        8,015,268
 Issuance of shares for services
  rendered                                                  60        14,940               -            -           15,000
 Issuance of common stock to
  Boston Scientific Corporation
  for cash (note 10)                                     1,667       498,333               -            -          500,000
 Net loss                                                    -             -      (4,659,083)           -       (4,659,083)
                                                      --------    ----------     ------------   ------------    ----------
Balances at December 31, 1996                         $215,420    59,818,445     (51,274,579)           -        8,759,286
                                                      --------    ----------     ------------   ------------    ----------
                                                      --------    ----------     ------------   ------------    ----------

                                See accompanying notes to financial statements.

                                 INNERDYNE, INC.

                             Statements of Cash Flows

                   Years ended December 31, 1996, 1995, and 1994

                                                                             1996          1995         1994
                                                                           -----------  -----------  -----------
Cash flows from operating activities:
  Net loss                                                                 $(4,659,083)  (5,627,115)  (9,904,142)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization of equipment and leasehold improvements      565,887      578,201      674,668
    Amortization of intangible assets                                                -            -       77,808
    Amortization of discount on marketable investment securities                     -      (51,540)           -
    Provision for allowance on doubtful accounts                               108,566       73,290            -
    Provision for obsolete inventory                                            60,757       43,881            -
    Loss on asset disposal                                                           -        1,070      239,811
    Common stock issued for services rendered                                   15,000            -      114,438
    Interest accrued on convertible note payable                                     -            -        9,972
    Increase in accounts receivable, interest, and other receivables          (751,727)    (603,851)    (325,246)
    Increase in inventories                                                   (634,732)    (235,093)    (254,334)
    Decrease (increase) in prepaid expenses and deposits                       (11,960)     149,513     (115,079)
    Increase (decrease) in accounts payable                                     95,626     (181,210)     118,459
    Increase (decrease) in accrued expenses                                    294,842      (39,779)    (214,698)
                                                                           -----------  -----------  -----------
          Net cash used in operating activities                             (4,916,824)  (5,892,633)  (9,578,343)
                                                                           -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of marketable investment securities                                       -   (1,935,064)  (2,788,934)
  Maturities of marketable investment securities                               997,604    2,739,000    3,578,718
  Proceeds from notes receivable from stockholders                                   -            -       16,250
  Capital expenditures                                                        (776,901)    (542,658)    (652,430)
  Proceeds from disposal of equipment and leasehold improvements                     -            -        1,321
                                                                           -----------  -----------  -----------
          Net cash provided by investing activities                            220,703      261,278      154,925
                                                                           -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes payable                                -            -      220,000
  Proceeds from issuance of long-term debt                                     670,072      241,712            -
  Proceeds from line of credit                                                 300,000
  Proceeds from issuance of common stock, net                                9,393,551    3,345,174      168,418
  Principal payments under capital leases                                      (29,683)     (46,875)     (54,760)
  Principal payments on long-term debt                                         (88,348)    (168,902)    (176,917)
                                                                           -----------  -----------  -----------
          Net cash provided by financing activities                         10,245,592    3,371,109      156,741
                                                                           -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                         5,549,471   (2,260,246)  (9,266,677)

Cash and cash equivalents at beginning of year                               1,720,814    3,981,060   13,247,737
                                                                           -----------  -----------  -----------

Cash and cash equivalents at end of year                                   $ 7,270,285    1,720,814    3,981,060
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                     $    62,011       28,908       52,060

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Issuance of common stock in exchange for convertible promissory notes
  and/or accrued interest                                                  $         -            -      229,972
Write off of accounts receivable                                                22,691            -            -


                                See accompanying notes to financial statements.

                                  INNERDYNE, INC.

                           Notes to Financial Statements

                         December 31, 1996, 1995, and 1994


(1)  DESCRIPTION OF THE COMPANY

     InnerDyne, Inc. (the Company) is engaged primarily in the development and commercialization of access products used to perform minimally invasive surgery (MIS) procedures. The Company markets its MIS access products domestically through a network of direct and independent representatives, mainly to general surgeons and gynecologists, who represent the primary medical disciplines performing MIS procedures in the U.S. Internationally, the Company markets its MIS products through independent distributors for resale to foreign health care institutions. In addition, the Company has licensing agreements and/or is pursuing licensing opportunities related to its proprietary radial dilation, biocompatible coating, and thermal ablation technologies.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     (a)  CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper of $6,519,797, $1,137,013, and $3,851,990 at December 31, 1996, 1995,
          and 1994, respectively.

     (b)  INVENTORIES

          Raw materials and supplies inventories are stated at the lower of cost or market. Finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value). Cost is determined using the first-in, first-out
          (FIFO) method.

     (c)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets which range from three to eight years.

     (d)  INTANGIBLE ASSETS

          Patent costs related to products and technologies still in the development stage are expensed as incurred.

     (e)  REVENUE RECOGNITION

          Revenues are recognized upon shipment of products.

     (f)  RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

     (g)  NET LOSS PER SHARE

          The Company's loss per share is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (stock options and warrants) have not been included in the computation as they would not have a dilutive effect.

     (h)  INCOME TAXES

          The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  STOCK BASED COMPENSATION

          Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

     (j)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  RECLASSIFICATION

          Certain amounts in 1995 and 1994 have been reclassified to conform with the 1996 presentation.


(3)  MERGER


     On April 28, 1994, InnerDyne, Inc. (formerly CardioPulmonics, Inc.) completed a merger, whereby it issued 7,465,237 shares of its common stock in exchange for all of the outstanding common and preferred stock, warrants, and retirement of certain notes payable from stockholders of InnerDyne Medical, Inc., a privately held California corporation that was founded to develop and manufacture proprietary medical devices used in minimally invasive surgical procedures. In addition, CardioPulmonics, Inc. assumed outstanding options to purchase shares of common stock of InnerDyne Medical, Inc. Subsequent to the merger, CardioPulmonics, Inc. changed its name to InnerDyne, Inc. The merger has been accounted for as a pooling-of-interests combination and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the results of operations, financial positions, and cash flows of InnerDyne Medical, Inc.

(3)  MERGER

     Net revenue and net loss for the individual entities prior to the merger are as follows:
                                               Cardio-
                                              Pulmonics,  InnerDyne
                                                 Inc.    Medical, Inc. Combined
                                              ---------- ------------- ---------
       Three months ended March 31, 1994:
         Net revenue                          $       -       28,957      28,957
         Net loss                              1,271,409   1,350,271   2,621,680

     Merger expenses totaling $687,807 were charged to expense during 1994.


(4)  MARKETABLE INVESTMENT SECURITIES

     The Company held no marketable securities as of December 31, 1996 and all marketable investment securities held at December 31, 1995, are classified as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and the intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

     All marketable securities at December 31, 1995 were Corporate Commercial Paper, due within one year, with a fair market value of $997,500. Gross unrealized holding losses totaled $104. There were no gross unrealized holding gains. Additionally, there were no material realized gains or losses on marketable investment securities for the years ending
     December 31, 1996, 1995, and 1994.


(5)  INVENTORIES

     Inventories consist of the following:

                                                        1996        1995
                                                     ----------  ----------
         Raw materials and supplies                  $  725,953    445,936
         Finished goods                                 553,362    198,647
         Reserve for obsolescence                      (120,217)   (59,460)
                                                     ----------  ----------
                                                     $1,159,098    585,123
                                                     ----------  ----------
                                                     ----------  ----------

(6)  LONG-TERM DEBT AND LINE OF CREDIT

     Long-term debt consists of the following:
                                                           1996        1995
                                                        ----------  ----------
       11.5%-16.6% installment financing agreements
         secured by equipment                            $      -     30,035

       10.0% - 10.25% term loans payable to bank,
         secured by equipment, payable in monthly
         installments of $25,858 including interest
         through 2000                                     853,471    241,712
                                                        ----------  ----------
              Total long-term debt                        853,471    271,747

       Less current installments                          223,914     85,058
                                                        ----------  ----------
              Long-term debt, excluding current
                installments                             $629,557    186,689
                                                        ----------  ----------
                                                        ----------  ----------

     The aggregate maturities of long-term debt for the years subsequent to December 31, 1996 are as follows: 1997, $223,914; 1998, $270,405; 1999,
     $240,617; and 2000, $118,535.

     On February 29, 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1-1/4 percent based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 42 month term loans bearing interest at prime plus 1-3/4 percent. As of December 31, 1996, the Company had drawn $300,000 on the revolving line of credit, secured by certain accounts receivable, and had term loans totaling $853,471 as indicated above.

(7)  LEASES

     The Company has several noncancelable operating leases, primarily for its facilities, that expire over the next four years. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Rental expense for all operating leases was $425,798 in 1996, $347,294 in 1995, and $263,070 in 1994.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1996 are:

          Years ended December 31:
            1997                               $ 353,427
            1998                                 319,318
            1999                                  81,750
            2000                                   5,760
            2001                                   1,920
                                               ---------
               Total minimum lease payments    $ 762,175
                                               ---------
                                               ---------

     The Company also leased certain equipment under long-term capital leases. During 1996, the Company paid off its capital lease obligation and retained the related assets. At December 31, 1995, capitalized costs of $213,713 and accumulated amortization of $191,150 are included in property and equipment. Amortization of assets held under capital leases is included with depreciation expense.

(8)  CAPITAL STOCK AND STOCK-BASED COMPENSATION PLANS

     The Company completed a private placement of securities on June 2, 1995 in which it sold 1,435,999 shares of common stock and 287,200 warrants to purchase common stock for cash proceeds of $3,245,358. During 1996, warrants to purchase 44,248 shares of common stock were canceled and the remaining warrants to purchase 242,952 shares of common stock were exercised.

     The Company completed a public offering of securities in May 1996, in which it sold 2,650,000 shares of common stock for proceeds, net of underwriters fees and other offering expenses, of $8,015,268. In connection with this offering, warrants to purchase 250,000 shares of the Company s common stock were issued to the underwriters. The Company has reserved 250,000 shares of its common stock for the exercise of these warrants. These warrants become fully vested on May 14, 1997, are exercisable at an exercise price of $4.20 per share and expire on May 15, 2002.

     The Company has four fixed option plans. They are the 1987 Stock Option Plan (the 1987 Plan), the 1989 Incentive Stock Plan (the 1989 Plan), the 1996 Stock Option Plan (the 1996 Plan), and the 1991 Directors' Stock Option Plan (the Directors Plan), under which 2,650,000, 1,453,536, 1,000,000, and 300,000 shares have been reserved for issuance, respectively. As of December 31, 1996, 13,826 shares, -0- shares, 775,000 shares, and 192,000 shares remained available for future grant under the 1987 Plan, the 1989 Plan, the 1996 Plan, and the Directors
     Plan, respectively.   The exercise price of all granted options under
     these Plans must be at least equal to fair market value of the common stock on the date of grant, except that the exercise price for all nonstatutory stock options granted under the 1996 Plan must be at least equal to the fair market value of the common stock on the date of grant for grants made to certain of the Company s executive officers and at least 85 percent of the fair market value of the common stock on the date of grant for all other persons. For all plans except the Directors Plan, the number of shares, option price, and dates the options become exercisable and expire are determined by the Board of Directors on an option-by-option basis. Under the Directors Plan, directors are granted options annually to acquire 10,000 shares which become exercisable on the first anniversary of the date of grant.

A summary of the activity under the 1987 Plan, the 1989 Plan, the 1996 Plan, and the Directors Plan follows:


                                                                   Years ended December 31,
                                            -----------------------------------------------------------------------
                                                      1996                   1995                    1994
                                            -----------------------  --------------------  ------------------------
                                                          Weighted-             Weighted-
                                                           average               average
                                             Number of    exercise   Number of  exercise    Number of   Exercise
                                              shares       price      shares     price       shares      price
                                            -----------   --------   ---------  --------    --------- -------------
Options outstanding at beginning of
  year . . . . . . . . . . . . . . . . . .   1,739,045     $ 1.92    1,815,898   $ 1.47     1,941,660  $ .04 - 9.25
Options granted. . . . . . . . . . . . . .   1,163,975       3.42      455,439     3.68       894,009    .15 - 4.00
                                            -----------              ---------              ---------
                                             2,903,020               2,271,337              2,835,669
                                            -----------              ---------              ---------
Options exercised. . . . . . . . . . . . .     115,661        .57      214,093      .24       657,559    .04 - 1.88
Options canceled . . . . . . . . . . . . .     250,890       2.67      318,199     2.99       362,212    .13 - 9.25
                                            -----------              ---------              ---------
                                               366,551                 532,292              1,019,771
                                            -----------              ---------              ---------
Options outstanding at end of year . . . .   2,536,469     $ 2.60    1,739,045   $ 1.92     1,815,898  $ .09 - 6.50
                                            -----------              ---------              ---------
                                            -----------              ---------              ---------
Options exercisable at end of year . . . .     907,189     $ 2.00      582,632   $ 1.40       362,838  $

Weighted-average fair value of options
  granted during the year. . . . . . . . .  $     1.90               $    1.82


   The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                           Options outstanding                         Options exercisable
              ----------------------------------------------    ----------------------------------
                Number
  Range of    Outstanding     Weighted-avg.                         Number
  exercise        at            remaining      Weighted-avg.    exercisable at      Weighted-avg.
   prices      12/31/96     contractual life  exercise price       12/31/96       exercisable price
-----------  ------------   ----------------  --------------    --------------    -----------------

$0.09-0.42      267,971         6.3 yrs.         $ 0.18             220,837             $ 0.19
 1.50-2.00      798,575         3.0                1.64             417,419               1.71
 2.50-3.38      675,649         4.1                3.01              70,071               3.10
 3.50-3.88      503,525         4.6                3.59             110,313               3.64
 4.13-4.50      171,150         3.2                4.47              66,800               4.45
 5.00-6.50      119,599         3.8                5.27              21,749               6.45
              ---------                                             -------
 0.09-6.50    2,536,469         4.0                2.60             907,189               2.00
              ---------                                             -------
              ---------                                             -------


   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                               1996              1995
                                           ------------        ----------
Net loss               As reported          $(4,659,083)       (5,627,115)
                       Pro forma             (5,393,559)       (5,771,695)

Primary EPS            As reported                (0.23)            (0.32)
                       Pro forma                  (0.26)            (0.33)

   Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net loss as shown above may not be representative of the effects on reported net losses or income for future years.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk free interest rates of 6.2 percent and 6.5 percent; expected dividend yields of 0 percent; expected lives of 3.15 years; and expected volatility of 77 percent and 71 percent.

   The Company also has an employee stock purchase plan (the ESPP), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market value of the stock at the beginning or end of the offering period. The Company has reserved 300,000 shares of common stock for future purchases by full-time employees under the ESPP. The Company issued 45,253, 49,107, and 6,501 shares in 1996, 1995, and 1994, respectively, and issued 106,920 shares cumulative to date through December 31, 1996.

   Because the discount allowed to employees under the ESPP approximates the Company's cost to issue equity instruments, the plan is not deemed to be compensatory and, therefore, is excluded from the pro forma loss shown above.

(9)  INCOME TAXES

   The Company has reported no income tax expense or benefit for the years ended December 31, 1996, 1995, and 1994, due to net operating losses. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of these net operating losses being offset by an increase in the Company's valuation allowance.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:


                                                      1996          1995
                                                  ------------   -----------
Deferred tax assets:
  Allowance for doubtful accounts . . . . . . . .  $    48,032        27,337
  Inventories, principally due to additional
   costs inventoried for tax purposes pursuant
   to the Tax Reform Act of 1986, and reserves
   for obsolescence . . . . . . . . . . . . . . .       71,741       134,078
  Equipment, principally due to differences in
   depreciation . . . . . . . . . . . . . . . . .      118,406       132,046
  Accrued expenses. . . . . . . . . . . . . . . .      108,962       106,955
  Startup and package design costs. . . . . . . .            -         5,830
  Research activities credit carryforward . . . .      366,370       338,723
  Net operating loss carryforwards. . . . . . . .   15,318,213    13,425,908
  Other . . . . . . . . . . . . . . . . . . . . .       30,147        21,342
                                                   -----------    ----------
          Total gross deferred tax assets . . . .   16,061,871    14,192,219
          Less valuation allowance. . . . . . . .   16,061,871    14,192,219
                                                   -----------    ----------
          Net deferred tax assets . . . . . . . .  $         -             -
                                                   -----------    ----------
                                                   -----------    ----------

   The valuation allowance for deferred tax assets as of January 1, 1995 was $12,017,053. The net change in the valuation allowance for the years ended December 31, 1996 and 1995 is an increase of $1,869,652 and $2,175,166, respectively. The increase in the valuation allowance in 1996 is primarily attributable to the increase in the net operating loss carryforwards and credits incurred in 1996.

   Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 will be allocated as an income tax benefit to be reported in the statement of operations.

   At December 31, 1996, the Company has net operating loss and research activities credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                     Net Operating loss
                                      carryforward for    Research activities
                                     regular income tax          credit
   Expiring                               purposes            carryforward
-------------                        ------------------   ---------------------
    2001                                $     56,000                       -
    2002                                     170,000                       -
    2003                                     797,000                       -
    2004                                   1,879,000                 182,000
    2005                                   3,675,000                 267,000
    2006                                   6,139,000                 354,000
    2007                                  11,309,000                 294,000
    2008                                   8,185,000                  33,000
    2009                                   7,885,000                 127,000
    2010                                   6,281,000                  37,000
    2011                                   4,691,000                  68,000
    Estimated NOLs and credits which
     will expire unutilized due
     to the change in ownership
     described below                     (10,000,000)               (995,000)
                                        ------------                --------
                                        $ 41,067,000                 367,000
                                        ------------                --------
                                        ------------                --------

   As a result of the merger discussed in note 3, the Company has undergone a greater than 50 percent change of ownership under the rules of the Tax Reform Act of 1986. Consequently, certain of the Company's net operating loss carryforwards and research credit carryforwards will expire unutilized. Such estimated amounts have been disclosed in the table above. The maximum amount of the remaining net operating loss carryforwards available to offset future income in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Net operating losses of approximately $16,600,000 incurred after the merger are not subject to the change in ownership limitation.

(10) COLLABORATIVE AND LICENSING AGREEMENTS

   During 1996, the Company was a party to the following collaborative development and licensing agreements:

     (a) SENKO Medical Instrument Manufacturing Co. Ltd. (SENKO) - Effective April 5, 1994, the Company entered into a license agreement covering its proprietary coating technology. Under the terms of the agreement, the Company licensed its siloxane coating of microporous hollow fibers to SENKO, in exchange for an initial payment and continuing royalties. The Company assisted in the construction and startup of the coating system in SENKO'S manufacturing facility in Japan. In May 1996, the Company received an order from SENKO to build a second fiber coating system for use by SENKO. The fibers coated by means of this process will be used in SENKO'S membrane oxygenator line. The agreement covers a period of up to ten years. Revenue totaling $364,842 was recognized in 1996, $156,693 in 1995, and $225,700 in 1994.

     (b) Boston Scientific Corporation (BSC) - Effective April 17, 1996, the Company entered into an agreement with BSC covering the potential application and use of the Company's proprietary biocompatible coating technologies with BSC's stents, grafts, vena cava filters, and other implantable medical devices. As part of this agreement, BSC purchased 167,777 shares of the Company's common stock for $500,000. Additionally, the agreement involves initial research support, future license fees, and royalty payments if BSC decides to proceed with a technology transfer.

     (c) United States Surgical Corporation (USSC) - Effective December 20, 1996, the Company entered into an agreement which grants USSC exclusive worldwide sales and marketing rights for its EnAbl-TM- Thermal Ablation System, a proprietary technology for treating abnormal uterine bleeding.
     In exchange for initial license fees, milestone payments, and royalties based upon future sales, USSC gains the rights to complete development, manufacture, and market the technology on a worldwide basis, as well as the Company's agreement not to compete in their intended field of application. The agreement also provides USSC with an option to purchase rights to the technology for defined applications.

   Since December 31, 1996, the Company has also entered into the following license, supply and distribution agreement:

     (d) Sherwood-Davis & Geck, subsidiary of American Home Products (SDG) - On January 6, 1997, the Company signed an agreement with SDG, a recognized leader in the development, manufacture, and sale of enteral feeding pumps and related devices. The Company will manufacture for SDG, on an exclusive basis, a specialized STEP-TM- product designed to improve gastrointestinal placement of SDG's enteral feeding tubes. SDG will market the kits containing the device worldwide, and the Company will handle assembly of the kits. The Company will have a 12-year manufacturing agreement and a minimum purchase guarantee from SDG for the next three years at prices set in the agreement. SDG is also obligated to make a series of licensing fee payments commencing upon execution of the agreement and milestone payments upon the achievement of certain regulatory approvals.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INNERDYNE, INC.

Date: March 28, 1997                   By: /s/ WILLIAM G. MAVITY
                                       ----------------------------------
                                       William G. Mavity
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                              POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William G. Mavity and Robert A. Stern, or either of them, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



     SIGNATURE                                 TITLE                             DATE

  /s/ WILLIAM G. MAVITY
  ----------------------   President, Chief Executive Officer and Director    March 28, 1997
    William G. Mavity      (Principal Executive Officer)

   /s/ ROBERT A. STERN
  ----------------------   Vice President  and Chief Financial Officer        March 28, 1997
     Robert A. Stern       (Principal Financial and Accounting Officer)

   /s/ ROBERT M. CURTIS
  ----------------------   Director                                           March 28, 1997
    Robert M. Curtis


  ----------------------   Director                                           March   , 1997
    Eugene J. Fischer

  /s/ EDWARD W. BENECKE
  ----------------------   Director                                           March 28, 1997
    Edward W. Benecke

     /s/ GUY P. NOHRA
  ----------------------   Director                                           March 28, 1997
      Guy P. Nohra

   /s/ STEVEN N. WEISS
  ----------------------   Director                                           March 28, 1997
     Steven N. Weiss


                               EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION

10.1 *(4)     1987 Stock Option Plan, as amended.
10.2 *(8)     1991 Directors' Stock Option Plan, as amended.
10.3 *(8)     1991 Employee Stock Purchase Plan, as amended.
10.4  (1)     Purchase Agreement (Series C) dated as of June 26, 1990, as amended.
10.6  (1)     Form of Indemnification Agreement between the Registrant and its officers and directors.
10.7 *(1)     Defined Contribution "401(k)" Plan as amended January 1, 1990.
10.8  (1)     Equipment Financing Agreement dated as of June 1, 1990 between
              Lease Management Services, Inc. and the Registrant.
10.9  (2)     Lease dated June 1989 between the Registrant and William J.
              Lowenberg.
10.13*(3)     Letter Agreement with William G. Mavity.
10.14*(4)     Consulting Agreement with Robert M. Curtis dated January 12,
              1994.
10.16 (5)     Lease Extension with BSL Associates.
10.17 (5)     Lease Agreements with QAD Associates.
10.18 (5)(9)  Licensing Agreement with SENKO Medical Instrument Mfg. Co.,
              Ltd.
10.19*(5)     InnerDyne Medical, Inc. 1989 Incentive Stock Plan.
10.20*(5)     Interventional Thermodynamics Inc. 401(k) Plan.
10.22 (6)(9)  License and Development Agreement dated as of August 25, 1994 by and among InnerDyne, Inc., InnerDyne Medical, Inc. and
              CooperSurgical, Inc.
10.23 (7)     Loan and Security Agreement and Collateral Assignment, Patent
              Mortgage and Security Agreement dated as of February 23, 1995 between the Registrant and Silicon Valley Bank.
10.24 (8)     Common Stock and Warrant Purchase Agreement dated as of June 2,
              1995 by and among the Registrant and the purchasers named
              therein, including form of Common Stock Warrant.
10.25 (10)    Amendment to Loan and Security Agreement dated as of February 29,
              1996 between the Registrant and Silicon Valley Bank.
10.26 *(10)   1996 Stock Option Plan.
10.27 (9)(10) Licensing, Development and Manufacturing Agreement dated  as of
              February 2, 1996 between the Registrant and EndoTex
              Interventional Systems, Inc.
10.28 (9)(10) National Contract dated October 1995 between the Registrant and
              Surgical Care Affiliates, Inc.
10.29 (9)(10) License Agreement dated as of January 1, 1996 between the
              Registrant and Alliance of Children's Hospitals, Inc.
10.31*(10)    Letter Agreement with Robert A. Stern dated January 10, 1996.
10.32*        Change of Control Agreement as of September 12, 1996 between the Registrant and William G. Mavity.
10.33+        License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
10.34+        License, Supply and Distribution Agreement dated as of  January 6,
              1997 by and between the Registrant and Sherwood  Medical Company.
10.35*        Letter Agreement with Daniel J. Genter dated March 13, 1996.
10.36         Amendment to Loan and Security Agreement dated as of February 4,
              1997 between the Registrant and Silicon Valley Bank.
10.37*        Form of Senior Management Change of Control Agreement.
23.1          Consent of Independent Certified Public Accountants.
27.1          Financial Data Schedule.


-----------

*    Management compensatory plan or arrangement.

+    Confidential treatment requested.

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-44361), filed December 4, 1991.

(2) Incorporated by reference to exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(3) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1993.

(4) Incorporated by reference to exhibits filed in response to Item 21, "Exhibits and Financial Statement Schedules," of the Registrant's
Registration Statement on Form S-4, as amended (File No. 33-74624), filed January 31, 1994.

(5) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1994.

(6) Incorporated by reference to exhibits filed in response to Item 6 "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1994.

(7) Incorporated by reference to exhibits filed in response to Item 13, "Exhibit List and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(8) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-QSB for the Quarterly period ended June 30, 1995.

(9) Confidential treatment granted for portions of this exhibit by order of the Securities and Exchange Commission.

(10) Previously filed.

     (b)       Reports on Form 8-K:     None