Form 10-Q
period 1997-03-31
INNERDYNE INC
filed 1997-05-14
CIK 822084

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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

    The number of shares of Registrant's Common Stock issued and outstanding as of March 31, 1997 was 21,630,138.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets....................................       3

         Condensed Statements of Operations..........................       4

         Condensed Statements of Cash Flows..........................       5

         Notes to Condensed Financial Statements.....................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................       7

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................      17

PART II. OTHER  INFORMATION..........................................      18

                                    INNERDYNE, INC.
                               CONDENSED BALANCE SHEETS

                                        ASSETS

                                                            MARCH 31,    DECEMBER 31,
                                                              1997           1996
                                                          (UNAUDITED)    (*SEE NOTE)
                                                          -----------    -----------
Current assets:

   Cash and cash equivalents........................      $ 6,157,675    $ 7,270,285
   Accounts receivable..............................        1,467,322      1,290,805
   Interest and other receivables...................          730,977        283,913
   Inventory........................................          991,039      1,159,098
   Prepaid expenses and other.......................          213,187        151,150
                                                          -----------    -----------
     Total current assets...........................        9,560,200     10,155,251
Equipment and leasehold improvements, net...........        1,099,238      1,159,309
Other assets........................................           47,020         47,020
                                                          -----------    -----------
                                                          $10,706,458    $11,361,580
                                                          -----------    -----------
                                                          -----------    -----------


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit...................................         $300,000       $300,000
   Current installments of long-term debt...........          287,902        223,914
   Accounts payable.................................          382,846        301,946
   Accrued liabilities..............................        1,073,517      1,146,877
                                                          -----------    -----------
     Total current liabilities......................        2,044,265      1,972,737
Long-term debt, excluding current installments......          550,452        629,557

Stockholders' equity:
   Common stock.....................................          216,292        215,420
   Additional paid-in-capital.......................       59,823,539     59,818,445
   Accumulated deficit..............................      (51,928,090)   (51,274,579)
                                                          -----------    -----------
      Net stockholders' equity......................        8,111,741      8,759,286
                                                          -----------    -----------
                                                          $10,706,458    $11,361,580
                                                          -----------    -----------
                                                          -----------    -----------

* Condensed from audited financial statements.

             See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                          THREE-MONTH PERIODS
                                                                                 ENDED
                                                                        MARCH 31,      MARCH 31,
                                                                           1997          1996
                                                                           ----          ----
Product, licensing and contract revenue..........................      $2,951,204    $ 1,582,400
  Cost of sales..................................................       1,240,938        896,305
  Research, development, regulatory and clinical.................         621,904        579,611
  Sales and marketing............................................       1,271,780      1,182,453
  General and administrative.....................................         526,316        525,336
                                                                       ----------    -----------
     Total costs and expenses....................................       3,660,938      3,183,705
                                                                       ----------    -----------
     Operating loss..............................................        (709,734)    (1,601,305)
Interest/other income, net.......................................          56,223         17,063
                                                                       ----------    -----------
     Net loss....................................................      $ (653,511)   $(1,584,242)
                                                                       ----------    -----------
                                                                       ----------    -----------
Net loss per share...............................................      $     (.03)   $      (.09)
                                                                       ----------    -----------
                                                                       ----------    -----------
Weighted average shares outstanding..............................      21,618,093     18,336,852
                                                                       ----------    -----------
                                                                       ----------    -----------

           See accompanying notes to condensed financial statements.

                                   INNERDYNE, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                   THREE-MONTH PERIODS
                                                                                           ENDED
                                                                                MARCH 31,         MARCH 31,
                                                                                  1997              1996
                                                                                  ----              ----
Cash flows from operating activities:
Net loss....................................................................   $(653,511)        $(1,584,242)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold improvements....     154,896             131,999
   Decrease (increase) in receivables.......................................    (623,581)               (971)
   Decrease (increase) in inventories.......................................     168,059            (128,941)
   Decrease (increase) in prepaid expenses, and other assets................     (62,037)           (166,800)
   Increase (decrease) in accounts payable..................................      80,900             105,597
   Increase (decrease) in accrued expenses..................................     (73,360)             44,876
                                                                              ----------          ----------
Net cash used in operating activities.......................................  (1,008,634)         (1,598,482)
                                                                              ----------          ----------
Cash flows from investing activities:
   Maturity of cash investments.............................................           0             997,604
   Capital expenditures.....................................................     (94,825)            (89,153)
                                                                              ----------          ----------
Net cash provided by (used in) investing activities.........................     (94,825)            908,451
                                                                              ----------          ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net..............................       5,966             669,115
   Proceeds from long-term debt.............................................           0              85,533
   Proceeds from short-term borrowings......................................           0              89,603
   Principal payments on long-term debt, capital leases.....................     (15,117)            (36,388)
   Principal payments on short-term debt....................................           0             (18,597)
                                                                              ----------          ----------
Net cash provided by (used in) financing activities.........................      (9,151)            789,266
                                                                              ----------          ----------
Net increase (decrease) in cash and cash equivalents........................  (1,112,610)             99,235

Cash and cash equivalents at beginning of period............................   7,270,285           1,720,814
                                                                              ----------          ----------
Cash and cash equivalents at end of period..................................  $6,157,675          $1,820,049
                                                                              ----------          ----------
                                                                              ----------          ----------

    See accompanying notes to condensed financial statements.

                               INNERDYNE, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three month period ended March 31, 1997 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) INVENTORIES

    Inventories consist of the following:


                                                 MARCH 31,     DECEMBER 31,
                                                   1997           1996
                                                 --------     ----------
            Raw materials and supplies.......    $508,239       $657,735
            Finished goods...................     482,800        501,363
                                                 --------     ----------
            Net inventory....................    $991,039     $1,159,098
                                                 --------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE MATTERS DISCUSSED THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THE IMPACT OF INTENSE COMPETITION IN THE COMPANY'S MARKET, THE EXTENT OF MARKET ACCEPTANCE OF THE COMPANY'S STEP-TM-FAMILY OF PRODUCTS, THE TIMELY DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS, THE COMPLIANCE OF THE COMPANY'S MANUFACTURING FACILITIES WITH GOOD MANUFACTURING PRACTICES ("GMP") REGULATIONS, THE CONTINUED ACCEPTANCE OF MINIMALLY INVASIVE SURGICAL PROCEDURES, THE COMPANY'S ABILITY TO FURTHER EXPAND INTO INTERNATIONAL MARKETS, PUBLIC POLICY RELATING TO HEALTHCARE REFORM IN THE UNITED STATES AND OTHER COUNTRIES, APPROVAL OF THE COMPANY'S PRODUCTS BY GOVERNMENT AGENCIES SUCH AS THE UNITED STATES FOOD AND DRUG ADMINISTRATION (THE "FDA") AND THE RISKS SET FORTH IN GREATER DETAIL BELOW UNDER THE HEADING "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS," AS WELL AS THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND INCLUDED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION ("SEC") REPORTS AND PRESS RELEASES, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY UPON REQUEST. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

INTRODUCTION

    InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products used to perform minimally invasive surgical ("M.I.S.") procedures. In December 1996, the Company announced the signing of an agreement which grants United States Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the Company's proprietary thermal ablation technology. The Company also intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

    RADIAL DILATION TECHNOLOGY

    The primary focus of the Company is the development and commercial application of its proprietary radial dilation technology. The key feature of this proprietary technology is the capability to enter the body of a patient by creating a small puncture wound, which can subsequently be dilated, or increased in size, to create a larger working channel. Employment of radial dilation within an expandable sheath permits the dilation to be accomplished in a manner that tends to minimize tissue trauma. Upon completion of a procedure, the dilation sequence is reversed, and the result is a smaller residual wound than would be experienced through the employment of similarly-sized conventional access devices. Potential benefits of radial dilation technology include reduced risk, less patient trauma and reduced procedure time.

    STEP Product Line. The Company has developed a family of STEP-TM-products utilizing InnerDyne's proprietary radial dilation technology. The initial STEP products were introduced commercially in late 1994 and are designed to provide access to the abdominal cavity in order to facilitate the visualization and treatment of target areas within the cavity while minimizing the tissue trauma associated with such access.

    STEP. The STEP device incorporates the Company's proprietary radial dilation technology and is InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the United States Food and Drug Administration (the "FDA") to market this device for laparoscopic and thorascopic M.I.S. procedures. With the Company's STEP access device, a trocar does not need to be utilized, eliminating the risk of internal organ damage from contact with the sharp bladed trocar. In contrast to conventional trocars, the STEP device utilizes a standard insufflation needle for the penetration through the abdominal wall at each site where it is utilized, creating only a small puncture wound. Following removal of the needle, the sheath that surrounds the needle is then dilated up to a larger working channel through the insertion of a dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel with an integral insufflation valve at the proximal end. The radial dilation of the tissue into an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system. After completion of a procedure, the rigid cannula is removed, and the sheath retracts, permitting the opening in each of the muscular layers of the abdominal wall to recover, leaving a residual wound that is approximately half the size of that made using a conventional trocar of similar size. The STEP is currently utilized in minimally invasive general, gynecological and pediatric surgical procedures.

    Management believes that positive attributes of the STEP product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcomes study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using STEP devices and conventional trocars for access. Statistically significant results of that study indicated that STEP reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the STEP device as compared to conventional trocars. Prospective studies intended to corroborate and expand the findings of the published outcomes study are underway, and may be completed during 1997.

    Short STEP. The Short STEP is a conventional STEP device that has been reduced in length and is particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short STEP was commercially introduced in 1995.

    Reposable STEP-TM-. Launched in 1996, the Reposable STEP incorporates the radial dilation features of disposable STEP devices in a partially reusable access device. A substantial market for reusable trocars exists, primarily outside the United States, where the pressures on cost and the recognition of the total costs involved in surgical procedures are perceived somewhat differently. Although there is substantial usage of reusable access devices in the U.S., and management expects a trend toward a somewhat more frequent usage of reusable devices, there are significant offsetting concerns relating to total health care system costs and safety involved with reusable devices. The Reposable STEP includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single use components, designed to be disposed of following surgery.

    Mini STEP. The Mini STEP is a small-diameter radially dilating access device designed for use in office micro-laparoscopic surgery utilizing small instruments, and in tubal ligation and pediatric procedures. The working diameter of the Mini STEP ranges from a nominal 2mm to 8mm. Like the STEP device, Mini STEP is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini STEP devices will be commercially introduced in 1997.

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

    Other Applications. InnerDyne has announced agreements for the use of its proprietary radial dilation technology for specialized vascular access and the placement of enteral feeding tubes. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for vascular, thoracic and orthopedic procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities during 1997.

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

    BIOCOMPATIBLE COATING TECHNOLOGIES

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

    In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in the production of oxygenators. The technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of the initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered in March of 1997. In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential applications and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involves an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments if Boston Scientific decides to proceed with a technology transfer. The Company has undertaken a number of discussions with other potential licensees of the Company's biocompatible coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. To date, the Company has not entered into a contractual arrangement with any such parties.

RESULTS OF OPERATIONS

    Total revenue for the three month period ended March 31, 1997 was $2,951,204, compared to $1,582,400 for the corresponding period in 1996. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Product sales increased to $2,519,154 for the three month period ended March 31, 1997, from $1,519,880 for the corresponding period in 1996, reflecting increased sales of the Company's STEP devices. Licensing and contract revenue for the three month period ended March 31, 1997 was $432,050, compared to $62,520 for the corresponding period in 1996. The licensing and contract revenue for the March 31, 1997 period related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. The licensing and contract revenue for the three month period ended March 31, 1996 included revenue earned related to licensing agreements for the Company's biocompatible coatings technology and to a license, development and manufacturing agreement for vascular access using the Company's radial dilation technology. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

    Cost of sales was $1,240,938 for the three month period ended March 31, 1997, compared to $896,305 for the same period in 1996. The increase in Cost of sales for the three month period ended March 31, 1997 is attributable to the increase in production and sales volume compared to the same period in 1996.

    Research, development, regulatory and clinical expenses for the three month period ended March 31, 1997 was $621,904, compared to $579,611 for the corresponding period in 1996. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby possibly reducing expected costs.

    Sales and marketing expenses were $1,271,780 for the three month period ended March 31, 1997, compared to $1,182,453 for the corresponding period ended March 31, 1996, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

    General and administrative expenses were $526,316 for the three month period ended March 31, 1997, compared to $525,336 for the corresponding period ended March 31, 1996. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

    Interest/other income, net increased to $56,223 for the three month period ended March 31, 1997, compared to $17,063 for the same period in 1996, primarily as a result of interest income earned on higher average cash and cash equivalents balances following the Company's May 1996 secondary offering.

    The Company incurred a net loss of $653,511, or $.03 per share, for the three month period ended March 31, 1997, compared to a net loss of $1,584,242, or $.09 per share, for the same period in 1996. Management believes that the Company is likely to incur operating losses at least through 1997.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception to March 31, 1997, the Company has incurred a cumulative net loss of approximately $52 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters commissions and issuance expenses).

    At March 31, 1997, cash and cash equivalents totaled $6,157,675 compared to a total cash and cash equivalents balance of $7,270,285 at December 31, 1996. The Company had $94,825 in capital expenditures in the three months ended March 31, 1997. Working capital totaled $7,515,935 at March 31, 1997, and the Company had long-term debt, excluding current installments, totaling $550,452 relating to financing of equipment.

    In February 1996, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1 1/4% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 42 month term loans bearing interest at prime plus 1 3/4%. As of March 31, 1997, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $584,539 under the current agreement with Silicon Valley Bank for the financing of capital expenditures.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $0.7 million on revenues of $3.0 million, $4.7 million on revenues of $9.1 million, $5.6 million on revenues of $5.3 million, and $9.9 million on revenues of $0.9 million for the three months ended March 31, 1997, and the fiscal years ended December 31, 1996, 1995 and 1994, respectively. As of March 31, 1997, InnerDyne had an accumulated deficit of approximately $52 million.

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

    In the thermal ablation market, primary competition for the ENABL System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The ENABL System will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ radio frequency ("RF") energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being clinically tested by GyneCare, Inc.

    Additionally, there are other companies developing alternative methods of uterine tissue ablation that compete with the Company and U.S. Surgical. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company and U.S. Surgical or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase.

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

    LIMITED MANUFACTURING EXPERIENCE; COMPLIANCE WITH GOOD MANUFACTURING PRACTICES; DEPENDENCE ON LIMITED SOURCES OF SUPPLY. The Company initiated manufacture of commercial quantities of its STEP access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. A number of materials are available only from a limited number of sources at the present time. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There could be no assurance that such internal testing and qualification or additional regulatory approvals would be obtained in a timely fashion, if at all. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to maintain satisfactory GMP compliance could have a significant impact on the

Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's STEP product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes non-product revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company generally derives higher gross margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

    RELIANCE ON COLLABORATIVE RELATIONSHIPS; RESTRICTIONS ON ACTIVITIES. The Company has entered into, and intends to continue to pursue, collaborative arrangements with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its potential products. InnerDyne's future success may depend, in part, on its relationship with such third parties, their strategic interest in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The Company's existing and anticipated contracts with such third parties restrict the rights of InnerDyne to engage in certain areas of product development, manufacturing and marketing. In addition, these third parties may have the unilateral right to terminate any such arrangement without significant penalty. There can be no assurance that InnerDyne will be successful in establishing or maintaining any such collaborative arrangements or that any such arrangements will be successful.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. InnerDyne began commercial sales of its first M.I.S. access product in the fourth quarter of 1994 and, therefore, has limited sales, marketing and distribution experience. The Company is marketing its M.I.S. access products mainly to general surgeons, gynecologists and pediatric laparoscopists. In the United States, InnerDyne markets its products primarily through a network of independent sales representatives who typically sell other complementary M.I.S. products to the same customer base and direct representatives who are employed by the Company within selected geographical areas. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of InnerDyne's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The ENABL System will likely be subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that U.S. Surgical will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    STOCK PRICE VOLATILITY. The stock market in general and stocks of medical device companies in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in healthcare policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally or general market conditions may have a significant effect on the market price of the Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

    (a)  Not Applicable.

    (b)  Not Applicable.

    (c) In February 1997, the Company issued 6,000 shares of its Common Stock to a single entity in connection with a license agreement with such entity. The Company did not receive any cash proceeds from such issuance. There were no underwriters employed in connection with such transaction. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipient of such shares of Common Stock has represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificate representing such shares. The recipient of the shares had adequate access, through its relationship with the Company, to information about the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER ITEMS

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit Number 27.01:       Financial Data Schedule

(b)   Reports on Form 8-K:        The Company did not file any reports on Form
                                  8-K during the quarter ended March 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNERDYNE, INC.



/s/ Robert A. Stern
Robert A. Stern
VICE PRESIDENT AND CHIEF
FINANCIAL OFFICER
(DULY AUTHORIZED SIGNATORY,
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



Date:    May 14, 1997