Form 10-Q
period 1997-06-30
INNERDYNE INC
filed 1997-07-29
CIK 822084

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

    The number of shares of Registrant's Common Stock issued and outstanding as of June 30, 1997 was 21,669,405.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets . . . . . . . . . . . . . . . . . . . .    3
         Condensed Statements of Operations . . . . . . . . . . . . . . .    4
         Condensed Statements of Cash Flows . . . . . . . . . . . . . . .    5
         Notes to Condensed Financial Statements. . . . . . . . . . . . .    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . .    7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . .   18
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   19

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                    ASSETS

                                                    JUNE 30,      DECEMBER 31,
                                                      1997           1996
                                                   (UNAUDITED)    (*SEE NOTE)
                                                   -----------    ------------
 Current assets:
    Cash and cash equivalents  . . . . . . . . .  $ 5,808,063     $ 7,270,285
    Accounts receivable  . . . . . . . . . . . .    1,447,516       1,290,805
    Interest and other receivables . . . . . . .      883,072         283,913
    Inventory  . . . . . . . . . . . . . . . . .    1,075,026       1,159,098
    Prepaid expenses and other . . . . . . . . .      154,138         151,150
                                                  -----------     -----------
 Total current assets  . . . . . . . . . . . . .    9,367,815      10,155,251
 Equipment and leasehold improvements, net . . .    1,017,407       1,159,309
 Other assets  . . . . . . . . . . . . . . . . .       47,020          47,020
                                                  -----------     -----------
                                                  $10,432,242     $11,361,580
                                                  -----------     -----------
                                                  -----------     -----------
 Current liabilities:

    Line of credit . . . . . . . . . . . . . . .  $   300,000     $   300,000

    Current installments of long-term debt . . .      254,505         223,914
    Accounts payable . . . . . . . . . . . . . .      403,321         301,946
    Accrued liabilities  . . . . . . . . . . . .    1,103,416       1,146,877
                                                  -----------     -----------
     Total current liabilities   . . . . . . . .    2,061,242       1,972,737
 Long-term debt, excluding current
    installments . . . . . . . . . . . . . . . .      634,501         629,557

 Stockholders' equity:
    Common stock . . . . . . . . . . . . . . . .      216,684         215,420
    Additional paid-in-capital . . . . . . . . .   59,883,853      59,818,445
    Accumulated deficit  . . . . . . . . . . . .  (52,364,038)    (51,274,579)
                                                  -----------     -----------
     Net stockholders' equity  . . . . . . . . .    7,736,499       8,759,286
                                                  -----------     -----------
                                                  $10,432,242     $11,361,580
                                                  -----------     -----------
                                                  -----------     -----------

* Condensed from audited financial statements.

        See accompanying notes to condensed financial statements.

                                   INNERDYNE, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                       THREE-MONTH PERIODS               SIX-MONTH PERIODS
                                                                               ENDED                           ENDED
                                                                      JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,
                                                                        1997            1996            1997             1996
                                                                        ----            ----            ----             ----
 Product, licensing and contract revenue . . . . . . .              $ 3,694,778     $ 2,055,391     $ 6,645,982      $ 3,637,791
 Cost of sales . . . . . . . . . . . . . . . . . . . .                1,204,175       1,023,673       2,445,113        1,919,978
 Research, development, regulatory and clinical  . . .                  935,381         618,787       1,557,285        1,198,398
 Sales and marketing . . . . . . . . . . . . . . . . .                1,491,258       1,145,322       2,763,038        2,327,775
 General and administrative  . . . . . . . . . . . . .                  547,481         513,814       1,073,797        1,039,150
                                                                    -----------     -----------     -----------     ------------
     Total costs and expenses  . . . . . . . . . . . .                4,178,295       3,301,596       7,839,233        6,485,301
                                                                    -----------     -----------     -----------     ------------
     Operating loss  . . . . . . . . . . . . . . . . .                 (483,517)     (1,246,205)     (1,193,251)      (2,847,510)
 Interest/other income, net  . . . . . . . . . . . . .                   47,570          41,559         103,793           58,622
                                                                    -----------     -----------     -----------     ------------
     Net loss  . . . . . . . . . . . . . . . . . . . .              $  (435,947)    $(1,204,646)    $(1,089,458)    $ (2,788,888)
                                                                    -----------     -----------     -----------     ------------
                                                                    -----------     -----------     -----------     ------------
 Net loss per share  . . . . . . . . . . . . . . . . .              $      (.02)    $      (.06)    $      (.05)    $       (.15)
                                                                    -----------     -----------     -----------     ------------
                                                                    -----------     -----------     -----------     ------------
 Weighted average shares outstanding . . . . . . . . .               21,656,410      19,918,634      21,637,357       19,127,743
                                                                    -----------     -----------     -----------     ------------
                                                                    -----------     -----------     -----------     ------------

    See accompanying notes to condensed financial statements.

                                   INNERDYNE, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                                  SIX-MONTH PERIODS
                                                                                                         ENDED
                                                                                                JUNE 30,         JUNE 30,
                                                                                                  1997            1996
                                                                                                  ----            ----
Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,089,458)    $(2,788,888)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold improvements  . . . . . . . .         302,081         269,900
   Decrease (increase) in receivables . . . . . . . . . . . . . . . . . . . . . . . . . .        (755,870)       (386,755)
   Decrease (increase) in inventories . . . . . . . . . . . . . . . . . . . . . . . . . .          84,072        (334,600)
   Decrease (increase) in prepaid expenses, and other assets  . . . . . . . . . . . . . .          (2,988)       (105,700)
   Increase (decrease) in accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         101,375         146,770
   Increase (decrease) in accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .         (43,461)        295,903
                                                                                               ----------      ----------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,404,249)     (2,903,370)
                                                                                               ----------      ----------
Cash flows from investing activities:
   Maturity of cash investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0         997,604
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (160,179)       (303,150)
                                                                                               ----------      ----------
Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . . .        (160,179)        694,454
                                                                                               ----------      ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net  . . . . . . . . . . . . . . . . . . . . .          66,672       9,309,907
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67,846         389,603
   Proceeds from short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .               0         182,169
   Principal payments on long-term debt, capital leases . . . . . . . . . . . . . . . . .         (32,312)        (76,628)
   Principal payments on short-term debt  . . . . . . . . . . . . . . . . . . . . . . . .               0         (46,839)
                                                                                               ----------      ----------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . . . .         102,206       9,758,212
                                                                                               ----------      ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . .      (1,462,222)      7,549,296
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . .       7,270,285       1,720,814
                                                                                               ----------      ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . .      $5,808,063      $9,270,110
                                                                                               ----------      ----------
                                                                                               ----------      ----------


           See accompanying notes to condensed financial statements.

                                INNERDYNE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three and six month periods ended June 30, 1997 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  INVENTORIES

     Inventories consist of the following:

                                                   JUNE 30,      DECEMBER 31,
                                                     1997           1996
                                                     ----           ----
Raw materials and supplies. . . . . . . . . .    $  472,386     $  657,735
Finished goods. . . . . . . . . . . . . . . .       602,640        501,363
                                                 ----------     ----------
Net inventory . . . . . . . . . . . . . . . .    $1,075,026     $1,159,098
                                                 ----------     ----------
                                                 ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE MATTERS DISCUSSED THROUGHOUT THIS QUARTERLY REPORT ON
FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THE IMPACT OF INTENSE COMPETITION IN THE COMPANY'S MARKET, THE EXTENT OF MARKET ACCEPTANCE OF THE COMPANY'S STEP-TM-FAMILY OF PRODUCTS, THE TIMELY DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS, THE COMPLIANCE OF THE COMPANY'S MANUFACTURING FACILITIES WITH GOOD MANUFACTURING PRACTICES ("GMP") REGULATIONS, THE CONTINUED ACCEPTANCE OF MINIMALLY INVASIVE SURGICAL PROCEDURES, THE COMPANY'S ABILITY TO FURTHER EXPAND INTO INTERNATIONAL MARKETS, PUBLIC POLICY RELATING TO HEALTHCARE
REFORM IN THE UNITED STATES AND OTHER COUNTRIES, APPROVAL OF THE COMPANY'S PRODUCTS BY GOVERNMENT AGENCIES SUCH AS THE UNITED STATES FOOD AND DRUG ADMINISTRATION (THE "FDA") AND THE RISKS SET FORTH IN GREATER DETAIL BELOW UNDER THE HEADING "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS", AS
WELL AS THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND INCLUDED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION ("SEC") REPORTS AND PRESS RELEASES, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY UPON REQUEST. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

    Other Applications. InnerDyne has announced agreements for the use of its proprietary radial dilation technology for specialized vascular access with Endotex Interventional Systems and covering a less traumatic means of placing enteral feeding tubes with Sherwood-Davis and Geck (SDG). The single regulatory milestone payment associated with the SDG agreement was received during the second quarter of 1997, and the Company anticipates that SDG will require shipments of the specialized access devices for the placement of feeding tubes in 1998. InnerDyne established a business unit during the second quarter of 1997 to better define the value radial dilation technology may bring to interventional cardiology procedures and, if the assessment is positive, to develop access products for such procedures. The Company also committed limited resources to an investigation of the potential market opportunity for an advanced access device in arthroscopic procedures during the second quarter of 1997. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters.

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

    In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the ENABL System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development, manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. On July 25, 1997, the Company announced that the initial milestone under its licensing, development and commercialization agreement with U.S. Surgical Corporation for its ENABL thermal ablation technology had been satisfied, with U.S. Surgical's receipt of conditional approval of its IDE application by the U.S. Food and Drug Administration. U.S. Surgical will be free to initiate planned U.S. clinical trials of the system as soon as the limited questions raised by the FDA have been addressed. As a result, an initial milestone payment will be reflected in InnerDyne's third quarter results. Recognition of this revenue is expected to at least double the licensing and contract revenue that will be reported by InnerDyne in the third quarter, when compared to licensing and contract revenue of $852,168 reported in the Company's second quarter results.

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

    In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in the production of oxygenators. The technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of the initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered in March 1997. In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential applications and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involves an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments if Boston Scientific decides to proceed with a technology transfer. The Company has undertaken a number of discussions with other potential licensees of the Company's biocompatible coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. To date, the Company has not entered into a contractual arrangement with any such parties.

RESULTS OF OPERATIONS

Total revenue for the three and six month periods ended June 30, 1997 was $3,694,778 and $6,645,982, respectively, compared to $2,055,391 and
$3,637,791 for the corresponding periods in 1996. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $2,842,610 and $5,361,764 for the three and six month periods ended June 30, 1997, respectively, from $1,918,924 and $3,438,804 for the corresponding periods in 1996, reflecting increased sales of the Company's STEP devices. Licensing and contract revenue for the three and six month periods ended June 30, 1997 were $852,168, and $1,284,218, respectively, compared to $136,467 and $198,987 for the corresponding periods in 1996. These licensing and contract revenues for the 1996 periods included revenue earned related to licensing agreements for the Company's biocompatible coatings technology and to a license, development and manufacturing agreement for vascular access using the Company's radial dilation technology. The licensing and contract revenue for the three and six month periods ended June 30, 1997 related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. On July 25, 1997, the Company announced that the initial milestone under its licensing, development and commercialization agreement with U.S. Surgical Corporation for its ENABL thermal ablation technology had been satisfied, with U.S. Surgical's receipt of conditional approval of its IDE application by the U.S. Food and Drug Administration. U.S. Surgical will be free to initiate planned U.S. clinical trials of the system as soon as the limited questions raised by the FDA have been addressed. As a result, an initial milestone payment will be reflected in InnerDyne's third quarter results. Recognition of this revenue is expected to at least double the licensing and contract revenue that will be reported by InnerDyne in the third quarter, when compared to licensing and contract revenue of $852,168 reported in the Company's second quarter results. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

    Cost of sales were $1,204,175 and $2,445,113, respectively, for the three and six month periods ended June 30, 1997, compared to $1,023,673 and $1,919,978 for the same periods in 1996. The increase in cost of sales for the three and six month periods ended June 30, 1997 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1996.

    Research, development, regulatory and clinical expenses ("R&D") for the three and six month periods ended June 30, 1997 were $935,381 and $1,557,285, respectively, compared to $618,787 and $1,198,398 for the corresponding periods in 1996. In the 1997 periods, a significant part of the R&D expenses were reimbursed by development partners, thereby generating off-setting licensing and contract revenue. The Company expects that internally funded research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods. It is also possible that reimbursed expenses associated with one or more research programs funded by outside development partners may increase or decrease in future periods, thereby increasing or reducing expected R&D expenditures, and the corresponding licensing and contract revenue.

    Sales and marketing expenses were $1,491,258 and $2,763,038, respectively, for the three and six month periods ended June 30, 1997, compared to $1,145,322 and $2,327,775 for the corresponding periods in 1996, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

    General and administrative expenses were $547,481 and $1,073,797, respectively, for the three and six month periods ended June 30, 1997, compared to $513,814 and $1,039,150 for the corresponding periods in 1996. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

    Interest/other income, net increased to $47,570 and $103,793, respectively, for the three and six month periods ended June 30, 1997, compared to $41,559 and $58,622 for the same periods in 1996, primarily as a result of interest income earned on higher average cash and cash equivalents balances following the Company's May 1996 secondary offering.

    The Company incurred a net loss of $435,947 or $.02 per share and $1,089,458 or $.05 per share, respectively, for the three and six month periods ended June 30, 1997, compared to a net loss of $1,204,646 or $.06 per share and $2,788,888 or $.15 per share, for the same periods in 1996. Management believes that the Company is likely to incur operating losses through much of 1997, and potentially in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception to June 30, 1997, the Company has incurred a cumulative net loss of approximately $52 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters commissions and issuance expenses).

    At June 30, 1997, cash and cash equivalents totaled $5,808,063 compared to a total cash and cash equivalents balance of $7,270,285 at December 31, 1996. The Company had $160,179 and $776,901 in capital expenditures in the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Working capital totaled $7,306,573 at June 30, 1997, and the Company had long-term debt, excluding current installments, totaling $634,501 relating to financing of equipment.

    In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $500,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus 1%. As of June 30, 1997, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, but had not borrowed under the current agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of June 30, 1997 on the Company's balance sheet were loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

    In the future, the Company may incur additional substantial operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products.

    The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $1.1 million on revenues of $6.6 million, $4.7 million on revenues of $9.1 million, $5.6 million on revenues of $5.3 million, and $9.9 million on revenues of $0.9 million for the six months ended June 30, 1997, and the fiscal years ended December 31, 1996, 1995 and 1994, respectively. As of June 30, 1997, InnerDyne had an accumulated deficit of approximately $52 million.

    In the future, the Company may incur additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The Company believes that it is likely to incur operating losses at least through much of 1997, and potentially in 1998. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

    In the thermal ablation market, primary competition for the ENABL System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The ENABL System will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ radio frequency ("RF") energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being clinically tested and marketed by GyneCare, Inc.

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

    CONTINUED DEPENDENCE ON Step PRODUCTS. To date, substantially all of the Company's revenues from product sales are attributable to STEP products and InnerDyne currently anticipates that sales of STEP products will represent the dominant portion of the Company's revenues in the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its STEP product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its STEP product in the fourth quarter of 1994, and to date sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's STEP products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's STEP products would have a material adverse effect upon the Company's business, financial condition and results of operations.

    RELIANCE ON FUTURE PRODUCTS AND NEW APPLICATIONS; UNCERTAINTY OF TECHNOLOGY CHANGES. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of products based on these technologies. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion, including, but not limited to, the ENABL Thermal Ablation System being developed with U.S. Surgical. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

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

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's STEP product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes licensing and contract revenue during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins can fluctuate from quarter to quarter to the extent the Company recognizes licensing and contract revenue during a quarter because the Company generally derives higher gross margins from licensing and contract revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

    (b)  Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) At the Annual Meeting of Stockholders of the Registrant, held on May 23, 1997, the stockholders approved the following proposals with the vote indicated below.

    (b)  Not Applicable

    (c)  Voting:

         (1)   Election of Directors

              NOMINEE                    FOR:                WITHHELD:
              -------                    ----                ---------
              Edward W. Benecke          19,431,503          74,691
              Robert M. Curtis           19,432,523          73,671
              Eugene J. Fischer          19,432,523          73,671
              William G. Mavity          19,431,223          74,971
              Guy P. Nohra               19,432,523          73,671
              Steven N. Weiss            19,432,523          73,671

         (2) The selection of KPMG Peat Marwick as independent auditors for the corporation for the fiscal year ending December 31, 1997:

                       FOR:         AGAINST:       ABSTAIN:
                       ----         --------       --------
                    19,427,487       13,181         46,744

ITEM 5.  OTHER ITEMS

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number 10.38:     Amended and Restated Loan and Security
                              Agreement dated as of June 19, 1997 by and between the Registrant and Silicon Valley
                              Bank

                   27.01:     Financial Data Schedule

(b) Reports on Form 8-K:         The Company did not file any reports on Form
                                 8-K during the quarter ended June 30, 1997.

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



Date:    July 29, 1997