Form 10-Q
period 1997-09-30
INNERDYNE INC
filed 1997-11-14
CIK 822084

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

        The number of shares of Registrant's Common Stock issued and outstanding as of September 30, 1997 was 21,687,078.

================================================================================

6                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Balance Sheets...........................................................    3

           Condensed Statements of Operations.................................................    4

           Condensed Statements of Cash Flows.................................................    5

           Notes to Condensed Financial Statements............................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.........................................................................    7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................   20

PART II.  OTHER INFORMATION...................................................................   21

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                1996                 1996
                            ASSETS                          (UNAUDITED)           (*SEE NOTE)
                                                            ------------          ------------
Current assets:

    Cash and cash equivalents............................   $  6,788,802            $7,270,285
    Accounts receivable..................................      1,665,634             1,290,805
    Interest and other receivables.......................        455,871               283,913
    Inventory............................................      1,265,329             1,159,098
    Prepaid expenses and other...........................        150,021               151,150
                                                            ------------          ------------
 Total current assets....................................     10,325,657            10,155,251
 Equipment and leasehold improvements, net...............        953,890             1,159,309
 Other assets............................................         45,695                47,020
                                                            ------------          ------------
                                                            $ 11,325,242          $ 11,361,580
                                                            ============          ============
                    LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities:

    Line of credit.......................................       $300,000              $300,000
    Current installments of long-term debt...............        297,281               223,914
    Accounts payable.....................................        451,073               301,946
    Accrued liabilities..................................      1,458,784             1,146,877
                                                            ------------          ------------
       Total current liabilities.........................      2,507,138             1,972,737
 Long-term debt, excluding current installments..........        577,077               629,557

 Stockholders' equity:
    Common stock.........................................        216,861               215,420
    Additional paid-in capital...........................     59,887,002            59,818,445
    Accumulated deficit..................................    (51,862,836)          (51,274,579)
                                                            ------------          ------------
        Net stockholders' equity.........................      8,241,027             8,759,286
                                                            ------------          ------------
                                                            $ 11,325,242          $ 11,361,580
                                                            ============          ============


* Condensed from audited financial statements.

        See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE-MONTH PERIODS                  NINE-MONTH PERIODS
                                                                  ENDED                               ENDED
                                                     -------------------------------      --------------------------------
                                                     SEPTEMBER 30      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                         1997              1996               1997                1996
                                                         ----              ----               ----                ----
Product, licensing and contract revenue ......      $  4,960,477      $  2,458,449       $ 11,606,459       $  6,096,240
Cost of sales ................................         1,299,201         1,178,862          3,744,314          3,098,840
Research, development, regulatory and clinical           988,175           796,490          2,545,460          1,994,888
Sales and marketing ..........................         1,648,224         1,175,667          4,411,262          3,503,442
General and administrative ...................           579,876           452,030          1,653,673          1,491,180
                                                    ------------      ------------       ------------       ------------
        Total costs and expenses .............         4,515,476         3,603,049         12,354,709         10,088,350
                                                    ------------      ------------       ------------       ------------
        Operating income (loss) ..............           445,001        (1,144,600)          (748,250)        (3,992,110)
Interest/other income, net ...................            56,200            67,160            159,993            125,782
                                                    ------------      ------------       ------------       ------------
        Net income (loss) ....................      $    501,201      $ (1,077,440)      $   (588,257)      $ (3,866,328)
                                                    ============      ============       ============       ============
Net income (loss) per share ..................      $        .02      $       (.05)      $       (.03)      $       (.19)
                                                    ============      ============       ============       ============
Weighted average shares outstanding ..........        21,678,986        21,490,659         21,651,386         19,921,131
                                                    ============      ============       ============       ============


        See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE-MONTH PERIODS
                                                                                        ENDED
                                                                            ------------------------------
                                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                                1997             1996
                                                                                ----             ----
Cash flows from operating activities:
Net loss...............................................................      $ (588,257)     $(3,866,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and leasehold improvements..         455,331          413,075
   Decrease (increase) in receivables..................................       (546,787)        (388,084)
   Decrease (increase) in inventories..................................       (106,231)        (476,940)
   Decrease (increase) in prepaid expenses, and other assets...........           2,454         (86,699)
   Increase (decrease) in accounts payable.............................         149,127           63,999
   Increase (decrease) in accrued expenses.............................         311,907          198,159
                                                                             ----------      -----------

Net cash used in operating activities..................................        (322,456)      (4,142,818)
                                                                             ----------      -----------

Cash flows from investing activities:
   Maturity of marketable investment securities........................               0          997,604
   Capital expenditures................................................        (249,912)        (464,205)
                                                                             ----------      -----------

Net cash provided by (used in) investing activities....................        (249,912)         533,399
                                                                             ----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net.........................          69,998        9,321,517
   Proceeds from long-term debt........................................         103,115          396,560
   Proceeds from short-term borrowings.................................               0          389,603
   Principal payments on long-term debt, capital leases................         (82,228)        (100,893)
   Principal payments on short-term debt...............................               0         (74,732)
                                                                             ----------      -----------

Net cash provided by financing activities..............................          90,885        9,932,055
                                                                             ----------      -----------

Net increase (decrease) in cash and cash equivalents...................        (481,483)       6,322,636

Cash and cash equivalents at beginning of period.......................       7,270,285        1,720,814
                                                                             ----------      -----------

Cash and cash equivalents at end of period.............................      $6,788,802       $8,043,450
                                                                             ==========       ==========

            See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three and nine month period ended September 30, 1997 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


(2)     INVENTORIES

        Inventories consist of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                     ----              ----

            Raw materials and supplies........................    $  580,285       $  657,735
            Finished goods....................................       685,044          501,363
                                                                  ----------       ----------

            Net inventory.....................................    $1,265,329       $1,159,098
                                                                  ----------       ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step/oo family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results", as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        INTRODUCTION

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products used to perform minimally invasive surgical ("M.I.S.") procedures. The Company also intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances. In addition, United States Surgical Corporation ("U.S. Surgical") has been granted exclusive worldwide sales and marketing rights for the Company's proprietary EnAbl thermal ablation technology for the treatment of excessive uterine bleeding.

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

        Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with MIS procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcomes study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Prospective studies intended to corroborate and expand the findings of the published outcomes study are underway, and may be completed during 1997.

        Short Step. The Short Step is a conventional Step device that has been reduced in length and is particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995.

        Reposable Step(TM). Launched in 1996, the Reposable Step incorporates the radial dilation features of disposable Step devices in a partially reusable access device. A substantial market for reusable trocars exists, primarily outside the United States, where the pressures on cost and the recognition of the total costs involved in surgical procedures are perceived somewhat differently. Although there is substantial usage of reusable access devices in the U.S., and management expects a trend toward a somewhat more frequent usage of reusable devices, there are significant offsetting concerns relating to total health care system costs and safety involved with reusable devices. The Reposable Step includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single use components, designed to be disposed of following surgery.

        Mini Step. The Mini Step is a small-diameter radially dilating access device designed for use in office micro-laparoscopic surgery utilizing small instruments, and in tubal ligation and pediatric procedures. The working diameter of the Mini Step ranges from a nominal 2mm to 8mm. Like the Step device, Mini Step is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini Step devices were commercially introduced in 1997.

        Distribution of Step Products. The Step family of products is distributed to health care professionals in both international and domestic markets. In selected foreign countries, local distributors purchase product from the Company, for subsequent resale to their respective countries' health care systems. This international distribution network normally involves one distributor per selected country. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

        In the domestic market, the Company's MIS access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of which are employees of the Company. These sales representatives are managed on a regional basis by InnerDyne management employees. In order to attempt to enhance the effectiveness of these domestic sales activities, agreements with buying groups which represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in the third quarter of 1997.

These agreements cover approximately 1,350 hospitals across the United States and will allow the Company to compete for a portion of the minimally invasive surgical access business in these hospitals.

        R.E.D. The Radially Expanding Dilator ("R.E.D.") is the second product type based upon the Company's proprietary radial dilation technology. The R.E.D. is intended to enable access to organs deep within the abdominal cavity. The only current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The R.E.D. is designed to provide access through the abdominal wall, across the peritoneal space, and into an internal organ. InnerDyne believes that with use of the R.E.D. product, substantial reductions in patient recovery times may be possible. The Company expects that the enhanced capabilities of the R.E.D. may enable additional surgical procedures to be performed through minimally invasive techniques. This product has been released only on a very limited basis, and feedback indicates it enables additional procedures to be performed endoscopically. However, initial experience indicates a relatively high surgeon skill level and advanced training is necessary to perform these intra-organ procedures successfully. Accordingly, widespread commercialization of the R.E.D. will require significant market development efforts and the Company has not established definitive plans for completion of development and commercialization

        Other Applications. InnerDyne has announced agreements for the use of its proprietary radial dilation technology for specialized vascular access with Endotex Interventional Systems and an agreement covering a less traumatic means of placing enteral feeding tubes with Sherwood Davis and Geck (SDG). The Company announced that it received the single regulatory milestone payment associated with the SDG agreement during the second quarter of 1997 and anticipates that SDG will require shipments of the specialized access devices for the placement of feeding tubes in 1998.

        InnerDyne also established a business unit during the second quarter of 1997 to better define the value radial dilation technology can bring to the estimated 4.7 million interventional cardiology procedures performed annually in the United States and to develop access products based on this assessment, if the value statement is positive. The Company proceeded with animal studies and device refinements in the third quarter and will continue testing the product concept in animals with cardiology advisors. If the animal trial results are positive and subsequent human use demonstrates clinical benefits, the Company expects to launch a radial dilation vascular access device in 1998.

        InnerDyne committed resources to an investigation of the potential market opportunity in arthroscopic procedures during the second quarter of 1997. Limited clinical usage of the initial design accompanied by substantial exposure and feedback from arthroscopic surgeons was completed during the third quarter. Product design revisions based upon this feedback are in process and may result in a limited launch of an advanced arthroscopic access product in 1998. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters. Developmental expenditures on new applications for the Company's proprietary radial dilation technology will impact the timing and achievement of sustained profitability.

        Thermal Ablation Technology

        The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution in situ. The Company has completed initial safety and preliminary efficacy trials with a redesigned system. The results of these limited trials give preliminary indications that the EnAbl System represents a safe means of ablating uterine tissue. However, there can be no assurance that the feasibility of this technology will be satisfactorily demonstrated in expanded efficacy trials or that the system will be successfully commercialized.

        In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development, manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. On July 25, 1997 the Company announced that the initial milestone under its licensing, development and commercialization agreement for this technology has been satisfied, with U.S. Surgical's receipt of conditional approval of its IDE application by the FDA. U.S. Surgical will be free to initiate planned U.S. clinical trials of the system as soon as the limited questions raised by the FDA have been addressed. This milestone payment was reflected in InnerDyne's third quarter results.

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

        The Company has continued to pursue modifications of its proprietary coating technologies to simplify and expand the available means and potential applications of heparin attachment to the surfaces of medical devices. Based upon promising indications of initial feasibility of this effort, limited discussions with potential interested partners have been initiated. There can be no assurances that this additional heparin attachment technology will ultimately be proven to be feasible, or that it will be of interest to any potential partner.

        InnerDyne recently filed a provisional patent application covering improved methods for preparing and fabricating devices and substrates to deliver radioactivity to patients utilizing Company's proprietary biocompatible coatings technology. The process may be useful with both permanently implanted devices, such as vascular stents, grafts, and coils, as well as temporarily implanted devices, such as catheters, wires, and pellets. The Company recently filed a grant application with Oak Ridge National Laboratory and is working with George Washington University to demonstrate the feasibility of this technology. There can be no assurances that a proprietary position will successfully be established in this technology area, or that the Company's approach will prove to be feasible or of interest to potential partners.

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

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involves an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments if Boston Scientific decides to proceed with a technology transfer. The Company believes that it has satisfied most of the key technical parameters associated with Boston Scientific's primary areas of product interest, and is awaiting a decision relative to technology transfer by Boston Scientific.

        The Company has undertaken a number of discussions with other potential licensees of the Company's biocompatible coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. To date, the Company has entered into one other development arrangement with a company in the cardiovascular arena and recognized initial revenue from this agreement in the third quarter.


RESULTS OF OPERATIONS

        Total revenue for the three and nine month periods ended September 30, 1997 were $4,960,477 and $11,606,459, respectively, compared to $2,458,449 and
$6,096,240 for the corresponding periods in 1996. Total revenue is comprised of revenue from product sales, and licensing and contract revenue. Product sales increased to $3,138,728 and $8,500,492 for the three and nine month periods ended September 30, 1997, from $2,048,045 and $5,486,849 for the corresponding periods in 1996, reflecting increased sales of the Company's Step devices. Licensing and contract revenue for the three and nine month periods ended September 30, 1997 were $1,821,749, and $3,105,967 compared to $410,404 and
$609,3911 for the corresponding periods in 1996. These licensing and contract revenues for the 1996 periods included revenue earned related to licensing agreements for the Company's biocompatible coatings technology and to a license, development and manufacturing agreement for vascular access using the Company's radial dilation technology. The licensing and contract revenue for the three and nine month periods ended September 30, 1997 related to agreements with third parties covering the licensing and development of the Company's proprietary thermal ablation technology, the development of non-competing applications for the Company's radial dilation technology and the licensing of the Company's proprietary biocompatible coatings technology. On July 25, 1997 the Company announced that the initial milestone under its licensing, development and commercialization agreement with U.S. Surgical for its EnAbl thermal ablation technology has been satisfied, with U.S. Surgical's receipt of conditional approval of its IDE application by the FDA. U.S. Surgical will be free to initiate U.S. clinical trials of the system as soon as the limited questions raised by the FDA have been addressed. An associated milestone payment was reflected in InnerDyne's third quarter results.

        Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

        Total cost of sales was $1,299,201 and $3,744,314 for the three and nine month periods ended September 30, 1997, compared to $1,178,862 and $3,098,840 for the same periods in 1996. The increase in cost of sales for the three and nine month periods ended September 30, 1997 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1996.

        Research, development, regulatory and clinical expenses for the three and nine month periods ended September 30, 1997 were $988,175 and $2,545,460, compared to $796,490 and $1,994,888 for the corresponding periods in 1996. In the 1997 periods, a significant part of the R&D expenses were reimbursed by development partners, thereby generating license or contract revenue. The Company expects that internally funded research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods. Research and development expenditures on new applications for the Company's proprietary radial dilation technology will impact the timing and achievement of sustained profitability. Reimbursed expenses associated with one or more research programs funded by outside development partners may decrease in future periods, thereby reducing expected research and development expenditures, and the corresponding license and contract revenue.

        Sales and marketing expenses were $1,648,224 and $4,411,262 for the three and nine month periods ended September 30, 1997, compared to $1,175,667 and $3,503,442 for the corresponding periods in 1996, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $579,876 and $1,653,673 for the three and nine month periods ended September 30, 1997, compared to $452,030 and $1,491,180 for the corresponding periods in 1996. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        Interest/other income decreased to $56,200 and increased to $159,993 for the three and nine month periods ended September 30, 1997, compared to $67,160 and $125,782 for the same periods in 1996, reflecting interest income earned on average cash and cash equivalents balances following the Company's May 1996 secondary offering, and usage of cash and equivalents to support expanding operations.

        The Company earned net income of $501,201, or ($.02) per share and incurred a net loss of ($588,257) or ($.03) per share, for the three and nine month periods ended September 30, 1997, compared to a net loss of ($1,077,440) or $.05 per share and ($3,866,328) or ($.19) per share, for the same periods in 1996. Management believes that the Company is likely to incur operating losses for the balance of 1997, and at least a portion of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to September 30, 1997, the Company has incurred a cumulative net loss of approximately $52 million. Since inception, the Company's cash expenditures have generally exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters commissions and issuance expenses).

        At September 30, 1997, cash and cash equivalents totaled $6,788,802 compared to a total cash and cash equivalents balance of $7,270,285 at December 31, 1996. The Company had $249,912 and $776,901 in capital expenditures in the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Working capital totaled $7,818,519 at September 30, 1997, and the Company had long-term debt, excluding current installments, totaling $577,077 relating to financing of equipment.

        In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $500,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus 1%. As of September 30, 1997, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, but had not borrowed under the current agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of September 30, 1997 on the Company's balance sheet were loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        History of Losses; Profitability Uncertain. InnerDyne has experienced operating losses in every quarter except the third quarter of 1997, since its inception in December 1985. InnerDyne reported net losses of $588,257on revenues of $11.6 million, $4.7 million on revenues of $9.1 million, $5.6 million on revenues of $5.3 million, and $9.9 million on revenues of $0.9 million for the nine months ended September 30, 1997, and the fiscal years ended December 31, 1996, 1995 and 1994, respectively. As of September 30, 1997, InnerDyne had an accumulated deficit of approximately $52 million.

        In the future, the Company may incur additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. Management believes that the Company is likely to incur operating losses for at least the balance of 1997, and possibly for a significant portion of 1998. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not incur future losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will achieve sustained profitability.

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

        In the thermal ablation market, primary competition for the EnAbl System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The EnAbl System will also compete against other techniques under development for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ radio frequency ("RF") energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being commercialized by GyneCare, Inc.

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

        A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k) notification.

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

        (b)    Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

ITEM 5. OTHER INFORMATION

               On September 19, 1997, the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock a an exercise price of $20.00 per share. The Rights will become exercisable at the close of business on the tenth day (or such later date as may be determined by a majority of the Continuing Directors, as defined in the Preferred Shares Rights Agreement dated as of September 19, 1997) after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time prior to the close of business on the tenth day (or such later date as may be determined by a majority of the Continuing Directors) following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution was made on October 15, 1997. The Rights will expire on September 19, 2007. For a more complete description of the Rights see the Company's Registration on Form 8-A filed with the Securities and Exchange Commission on September 23, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit Number 27.01:       Financial Data Schedule

(b)     Reports on Form 8-K:        N/A

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


INNERDYNE, INC.


/s/ Robert A. Stern
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)


Date:    November 14, 1997

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
 27.01                        Financial Data Schedule