Form 10-K405
period 1997-12-31
INNERDYNE INC
filed 1998-03-30
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1997, or

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

       Registrant's telephone number, including area code: (408) 745-6010
                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                         Preferred Share Purchase Rights
                                (Title of Class)
                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39,963,118 as of February 27, 1998, based upon the closing sale price of the issuer's Common Stock on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 21,754,862 shares of issuer's Common Stock issued and outstanding as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held on May 22, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
THE COMPANY

         InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. In December 1996, the Company announced the signing of an agreement which grants United States Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the Company's proprietary thermal ablation technology. The Company also possesses biocompatible coating technologies which have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering selected pharmaceuticals and radioactive isotopes to selected areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed throughout this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step(TM) family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDUSTRY BACKGROUND

Minimally Invasive Surgical Procedures

         Medical practitioners have, for many years, sought means to improve the care of their patients and minimize the trauma and recovery time associated with such care. In recent years, as life expectancy has increased, overall health care costs have outpaced the average inflation rate. The performance of surgical procedures utilizing minimally invasive techniques has been a response to both the need to continuously improve the quality of patient care and the increasing pressures to control the total cost of providing that care. Minimally invasive surgical procedures typically involve a few small incisions rather than the large incisions used in traditional open surgery, thereby reducing patient trauma. M.I.S. procedures involve three basic capabilities: (1) a means to gain access to the treatment site; (2) a means to assess the treatment site; and (3) a means to provide therapy.

         Although less invasive alternatives to traditional open surgery have existed for a number of years, the trend toward minimally invasive techniques was not widespread until the late 1980s. At that time, surgeons developed and perfected a technique for gall bladder removal through the use of specialized access, diagnostic and treatment devices. By 1997, an estimated 95% of the approximately 675,000 gall bladder procedures in the United States were performed using minimally invasive techniques. A number of surgical procedures other than gall bladder surgery are undergoing conversion to minimally invasive approaches, including the treatment of gynecological disorders and the diagnosis and treatment of vascular disease. In addition, M.I.S. procedures may be useful for intra-organ diagnosis and treatment. It is estimated that in 1997 over 1.0 million procedures traditionally accomplished through open surgery were performed in the United States using M.I.S. techniques. M.I.S. procedure growth is expected to significantly outpace increases in total surgical procedures for the balance of the decade. It is estimated that more than 5 million surgical procedures performed in 1997 were considered to be potential candidates for minimally invasive approaches.

M.I.S. Access Devices

          A trocar is the conventional device that is used by surgeons to access a possible treatment site in an M.I.S. procedure. A trocar is generally a sharp-pointed cutting instrument surrounded by a rigid sheath, or cannula, that is forced through the abdominal wall by the surgeon and cuts through the muscle and skin layers which make up the abdominal wall. Trocar insertion is normally preceded by the insertion of an insufflation (inflation) needle into the abdominal cavity through which a gas can be pumped to insufflate the abdominal cavity as a means of providing working space and added clearance, such that internal body organs are less likely to be damaged as a sharp-bladed trocar is inserted. Once a trocar has penetrated the abdominal wall, the cutting portion of the device is removed, leaving the cannula through which instruments and diagnostic tools can be placed into the abdominal cavity of the patient. The proximal end of the trocar, which remains outside the body, is normally equipped with a valve system designed to allow the passage of instruments while maintaining insufflation gas pressure. Trocars are most commonly provided in 5mm, 10mm and 12mm working channel sizes, and leave residual wounds which approximate these nominal sizes. From one to as many as five trocars are used for access in M.I.S. procedures, depending on the extent and complexity of the particular procedure. In addition, anchors are frequently used with trocars to assure maintenance of insufflation pressure and to prevent slippage of the trocars as instruments are passed through them during a procedure. These anchor devices, when used, can further enlarge the wound size and increase trauma to adjacent tissues.

         Trocars consist of two types: disposable and reusable. Industry sources estimate that in 1997 sales of disposable trocars in the United States totaled approximately $230 to $240 million, and global sales totaled more than $300 million. Reusable trocars are used to a greater extent internationally than in the United States. Reusable trocars must be sharpened from time to time when they become dull, and as a result, a reusable trocar may not consistently and cleanly cut through the muscle and skin layers that make up the abdominal wall. The potential risk of serious trauma to the patient may be increased because greater pressure can be required to force the trocar through the abdominal wall, causing the abdominal cavity to partially collapse and reduce the space created by insufflation. In addition, medical personnel that handle and clean reusable trocars are also subject to the risk of cuts and skin punctures because a trocar is a sharp cutting instrument.

         Another device commonly used in M.I.S. procedures is a percutaneous catheter. A number of minimally invasive percutaneous catheter-based therapies have been developed to treat vascular disease, including coronary and peripheral transluminal angioplasty, atherectomy and vascular stenting. In addition, minimally invasive catheter-based diagnostic procedures such as x-ray angiography and ultrasound imaging are used by physicians in connection with therapeutic procedures. Industry sources estimate that in 1997 approximately 4.7 million minimally invasive vascular access procedures were performed worldwide. In addition, approximately 1.2 million interventional radiology procedures utilizing minimally invasive vascular access were performed in 1997.

         The conventional technique used to access the vasculature suffers from certain drawbacks. If a physician needs to utilize a device that exceeds the diameter of the introducer sheath, the physician must insert a new sheath with a larger diameter. Depending on the size and number of devices used by the physician, this process can increase the likelihood of trauma to the vessel. Additionally, following catheter-based procedures, the physician must close the access site. In current practice, anticoagulation therapy is generally discontinued for up to four hours prior to closure of the access site to allow the patient's clotting function to normalize. During this period the patient must remain immobile to prevent bleeding at the access site. The Company believes that a less traumatic means of vascular access could potentially offer advantages over conventional techniques.

         Advanced access devices may also prove useful for intra-organ surgical procedures. The surgical treatment of an organ deep within the abdominal cavity is typically conducted through open surgery, involving a three to five inch or larger incision that is made in the abdominal wall to gain access to the organ. Open surgery typically requires a hospital stay and a prolonged recovery period. Alternatively, the organ can be treated through a less invasive technique that involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum to gain access to the organ. However, this technique is limited in its effectiveness due to the restricted size of the channel and the torturous path that must be navigated by the scope.

Treatment for Menorrhagia

         In recent years, M.I.S. procedures have been developed to treat excessive menstrual bleeding. Women who perceive their menstrual bleeding to be excessive, including women who are clinically diagnosed with excessive menstrual bleeding ("menorrhagia"), are likely to seek treatment if this condition significantly interferes with their daily lives. A World Health Organization survey of menstrual perceptions and patterns among 5,322 women in 10 countries found that approximately 19% of women consider their menstruation abnormally heavy. The most common surgical procedure for definitive treatment of excessive menstrual bleeding is hysterectomy, the surgical removal of the uterus through the vagina or abdominal wall, which results in permanent infertility. Industry sources estimate that approximately 19% of the estimated 600,000 hysterectomy procedures performed in the United States each year are to treat excessive menstrual bleeding. Currently available less invasive treatment options include long-term drug therapy using estrogen-progesterone medications or other drugs such as GnRH agonists; temporary treatment by dilatation and curettage, a procedure generally used in conjunction with drug therapy in which the uterine contents are either scraped away by an instrument or removed through vacuum aspiration; and surgical endometrial ablation. Surgical endometrial ablation is a minimally invasive procedure that utilizes a resectoscope, a video monitor, a fluid distention medium such as glycine or sorbitol, and a surgical ablation device such as an electrode loop, rollerball or laser.

         Each of these treatment methods entails certain risks and limitations. A hysterectomy can require up to seven days of hospitalization and eight weeks of recovery time, depending on the type of hysterectomy performed. Serious complications from hysterectomy include hemorrhaging requiring blood transfusions, injury to the bowel or bladder, intestinal obstruction, life-threatening cardiopulmonary events and death. Other complications include postoperative fever and infections. Although less invasive than a hysterectomy, the dilatation and curettage procedure must be repeated periodically, since it is usually effective only during the first few menstrual cycles after the procedure, and consequently subjects the patient to the risks of uterine perforation, infection and the complications of general anesthesia each time it is performed. Uterine perforation is a possible complication of surgical endometrial ablation and is potentially fatal when it results in damage to the internal iliac vessels, ureter, bowel or bladder. Other complications of surgical endometrial ablation include hemorrhaging from uterine vessels, air emboli from gas-cooled lasers, postoperative intrauterine or tubal infection, and complications associated with general anesthesia and fluid overload due to use of glycine and sorbitol. Surgical endometrial ablation will also result in patient infertility.

         In light of the limitations of current therapies for menorrhagia, other less invasive procedures are being developed. Although such procedures also result in patient infertility, they are designed to cause fewer complications and adverse side effects and a shorter recovery time. These procedures include endometrial ablation techniques that employ radio frequency ("RF") energy or freezing of tissue, and techniques that are designed to treat excessive menstrual bleeding by thermally ablating the endometrial lining of the uterus through the introduction of a heated balloon catheter or a heated solution. These procedures are designed to destroy the endometrial lining, thereby reducing or eliminating the primary source of excessive menstrual bleeding.

Biocompatible Coating Technologies

         Cardiovascular disease is a leading cause of death in the United States. Atherosclerosis, the principal cause of cardiovascular disease, results from the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of arteries. Atherosclerosis results in reduced blood flow to the muscles of the heart and peripheral anatomy. Atherosclerosis in the coronary arteries can ultimately lead to heart attack and death. Arteries diseased with atherosclerosis may be treated with medical procedures designed to increase blood flow. Established treatments include open heart surgery, a highly invasive surgical procedure, and less invasive percutaneous catheter-based procedures such as coronary and peripheral transluminal angioplasty.

         In recent years, a number of new percutaneous catheter-based therapies have been developed to increase blood flow, including atherectomy and vascular stenting. Industry sources estimate that during 1997 approximately 1,000,000 balloon angioplasty, atherectomy and stenting procedures were performed worldwide. Industry sources also indicate that cardiovascular stenting is increasingly used to treat cardiovascular disease due to its demonstrated ability to reduce the occurrence of restenosis, a re-narrowing of a treated blood vessel that typically occurs within six months of treatment in approximately one-third of patients who undergo percutaneous catheter-based procedures. Stents are implantable medical devices that reduce arterial obstruction by providing a rigid scaffolding to maintain patency in an occluded blood vessel.

Once placed, stents exert radial force against the walls of blood vessels to enable the blood vessels to remain open and functional.

          Preliminary indications are that restenosis following stenting can be reduced through the coating of stents with radioactivity or anti-proliferative drugs. The Company believes that opportunities may exist for companies with technology to effectively coat stents with radiation or anti-proliferative drugs.

INNERDYNE'S PRODUCTS AND TECHNOLOGY

Radial Dilation Technology

         The primary focus of the Company is the development and commercial application of its proprietary radial dilation technology. The key feature of this proprietary technology is the capability to enter the body of a patient by creating a small puncture wound which can subsequently be dilated, or increased in size, to create a larger working channel. Employment of radial dilation within an expandable sheath permits the dilation to be accomplished in a manner that tends to minimize tissue trauma. Upon completion of a procedure, the dilation sequence is reversed, and the result is a smaller residual wound than would be experienced through the employment of similarly sized conventional access devices. Potential benefits of radial dilation technology include reduced risk, less patient trauma and reduced procedure time.

         Step Product Line. The Company has developed a family of products utilizing InnerDyne's proprietary radial dilation technology. The initial Step products were introduced commercially in late 1994 and are designed to provide access to the abdominal cavity in order to facilitate the visualization and treatment of target areas within the cavity while minimizing the tissue trauma associated with such access.

         Step. The Step device incorporates the Company's proprietary radial dilation technology and was InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the FDA to market this device for laparoscopic and thorascopic M.I.S. procedures. The Company's Step access device replaces trocars, eliminating the risk of internal organ damage from contact with the sharp surfaces of a trocar . In contrast to conventional trocars, the Step device utilizes a standard insufflation needle for penetration through the abdominal wall at each site where it is utilized, creating only a small puncture wound. Following removal of the needle, a sheath that surrounds the needle is then dilated up to a larger working channel through the insertion of a tapered dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel, with an integral insufflation valve at the proximal end. The radial dilation of tissue to an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system, which may cause a larger residual wound. After completion of a procedure, the rigid cannula is removed, and the sheath retracts, permitting the opening in each of the muscular layers of the abdominal wall to recover. The residual wound is approximately half the size of that made using a conventional trocar of similar size. The Step is currently utilized primarily in minimally invasive general, gynecological and pediatric surgical procedures.

         Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcome study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Two randomized prospective studies involving 331 patients intended to replicate the findings of the initial outcome study were completed during 1997. Results of both studies indicate that Step virtually eliminates complications associated with the use of conventional trocars. These results have been presented at major international conferences and have been submitted for publication.

         Short Step. The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of 35 free-standing children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

         Reposable Step. Launched in 1996, the Reposable Step incorporates the radial dilation features of disposable Step devices in a partially reusable access device. A substantial market for reusable trocars exists, and management expects a trend toward a somewhat more frequent usage of reusable devices. The Reposable Step includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single use components, designed to be disposed of following surgery.

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

         One-Step. The One-Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One-Step device is expected to be commercially introduced in 1998.

         Open Step. The Open-Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open-Step device is expected to be commercially introduced in 1998.

         Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The only current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. The Company filed a 510(k) application for intra-organ indications of its Step products with the Food and Drug Administration ("FDA") in 1998.

         Distribution of Step Products. The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of whom are employees of the Company. These sales representatives are managed on a regional basis by InnerDyne management employees. In order to attempt to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in 1997. These agreements cover approximately 1,350 hospitals across the United States and may allow the Company to more effectively compete for a portion of the minimally invasive surgical access business in these hospitals.

         In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

         Other Applications. InnerDyne announced an agreement covering the development and potential use of its proprietary radial dilation technology for specialized vascular access with EndoTex Interventional Systems in 1996. The agreement covers the development of access products expected to be used in conjunction with EndoTex's technologies to treat carotid disease and aortic aneurysms.

         The Company entered into an agreement covering the development of a less traumatic means of placing enteral feeding tubes with Sherwood-Davis & Geck ("SDG") in 1997. The Company announced that it had received the single regulatory milestone payment associated with the SDG agreement during the second quarter of 1997. In the first quarter of 1998, InnerDyne and SDG terminated the development agreement as a result of the sale of SDG to another corporation.

         During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures, and to develop access products based on this assessment, if the value statement is positive. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and will continue testing the product concept in conjunction with cardiology advisors. If the trial results are positive and subsequent human use demonstrates clinical benefits, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device during 1998, or in subsequent years.

         InnerDyne also committed resources to an investigation of the potential market opportunity in arthroscopic procedures during 1997. Limited clinical usage of the initial design accompanied by substantial exposure and feedback from arthroscopic surgeons was completed during the last half of 1997. The Company is exploring the potential this product may have, if any, and alternative distribution methods in the arthroscopic marketplace. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters. Developmental expenditures for new applications for the Company's proprietary radial dilation technology may impact the timing and achievement of sustained profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.


Thermal Ablation Technology

         The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution in situ. The EnAbl System, which includes a control console, a reusable handpiece, and a disposable probe, enables the clinician to fill the uterus with normal saline solution, which is then heated. The heated solution ablates -- or destroys -- the uterine lining, the source of the abnormal bleeding. The EnAbl System is designed to help physicians treat women suffering from this common and often debilitating condition in a minimally invasive and less costly manner, with potentially fewer complications. The system is expected to be easy for the physician to use, and to offer the possibility to conduct the procedure under local anesthesia. As a result, the procedure may take less time than currently available therapies and can potentially be performed in an outpatient surgery center or a physician's office. Although this procedure is expected to result in the infertility of the patient, the Company believes that the EnAbl System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to most current therapies. For these reasons the Company also believes that the EnAbl System has the potential to be more cost-effective than many current therapies. The Company has completed initial safety and preliminary efficacy trials with this system. The results of these limited trials indicate that the EnAbl System may represent a safe means of ablating uterine tissue. However, there can be no assurance that the feasibility of this technology will be satisfactorily demonstrated in expanded efficacy trials or that the system will be successfully commercialized.

         In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl system and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement.

         Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and depends on whether the Company or the licensee can satisfy performance milestones.

Biocompatible Coating Technologies

         The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating, and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. InnerDyne is developing a proprietary technology that coats materials with an organic coating to which rhenium-188 or another radioisotope can be attached to reduce restenosis in patients who have had interventional vascular procedures.

         In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997.

         In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involves an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments if Boston Scientific decides to proceed with technology transfer. Boston Scientific is expected to make a decision with respect to technology transfer in 1998.

         In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. The ORNL researchers will help to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and this new technology will be provided to investigators at BNL who will, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepare the radioactive stents and implant them into the arteries of swine and rabbits to evaluate the effectiveness of this unique and potentially powerful new approach to inhibit restenosis. Management believes that the combination of InnerDyne and Oak Ridge National Laboratory technologies may positively impact the overall costs associated with stenting procedures, if successful, by providing a method of attaching a radioisotope just prior to implantation to inhibit restenosis.

         Because of the strength of the covalent bonds used in the Company's TRC technology, and other properties noted above, the Company believes that its technology may have advantages over presently available bioactive coating technologies in several potential applications, including the coating of vascular stents, grafts, vena cava filters and other implantable devices. The Company has undertaken a number of discussions with potential licensees of the Company's coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications.

RESEARCH AND DEVELOPMENT

         The Company has made significant investments in the research and development of its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. Research, development, and clinical and regulatory expenses for the years ended December 31, 1997, 1996, and 1995 were approximately $3.3 million, $2.8 million, and $2.3 million, respectively. The increases in 1997 and 1996 were primarily the result of expenses related to new product development programs, including costs associated with development, and clinical trials and regulatory submissions. As of December 31, 1997, the Company had 20 full-time employees engaged in research, development, clinical, and regulatory activities. Currently, the Company's research and development efforts are primarily focused on providing enhanced versions of the Step device, including the One-Step, the Open-Step, and biocompatible coatings technologies.

         InnerDyne also devotes research and development efforts to pursue potential partnerships that might lead to utilization of the Company's radial dilation technology in areas outside its primary business focus. The Company's first agreement involving licensing and development of its proprietary radial dilation technology was announced in February 1996. The agreement with EndoTex covers the development of access products expected to be used in conjunction with EndoTex's technologies to treat carotid disease and aortic aneurysms. A second agreement involving the licensing and development of the Company's radial dilation technology was signed in January 1997 with Sherwood Davis & Geck, then a subsidiary of American Home Products. The agreement involved the development and future manufacture of a product designed to improve the gastrointestinal placement of enteral feeding tubes. With the change in emphasis associated with the sale of the SD&G subsidiary to Tyco International, the parties mutually agreed to terminate the agreement. All rights involving devices to improve the placement of enteral feeding tubes have reverted to InnerDyne.

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

         In December 1997, InnerDyne and Oak Ridge National Laboratory announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories a cooperative research and development agreement to support development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices.

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

         The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of which are employees of the Company. These sales representatives are managed on a regional basis by InnerDyne management employees. In order to attempt to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in the third quarter of 1997. These agreements cover approximately 1,350 hospitals across the United States and may allow the Company to more effectively compete for a portion of the minimally invasive surgical access business in these hospitals.

         In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems and medical professionals. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory. As of December 31, 1997, orders had been received from distributors in 30 countries. Management expects to make additional progress in this regard during 1998, and expects foreign sales to positively impact future revenue growth.

         The Company has limited experience in marketing its products and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices that provide an adequate return or that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. Failure to do so would have a material adverse impact on the Company's business, results of operations and financial condition.

MANUFACTURING

         The Company initiated manufacture of commercial quantities of its Step device in its Salt Lake City, Utah facility in late 1994. Current manufacturing operations consist primarily of the assembly and testing of purchased components to produce finished products, which are then packaged for sterilization in an outside facility. The Company has implemented steps to automate selected portions of the Step assembly operation to help reduce product costs and to achieve a more uniform standard of product consistency. During the assembly process and following sterilization, the Company conducts appropriate tests and inspection of its products in an effort to assure that products meet established specifications, and to verify appropriate levels of product sterility.

         The Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company is registered as a manufacturer of medical devices with appropriate state and federal authorities, including the FDA, and is registered to ISO 9001 standards, which confirms compliance with a number of foreign quality systems. See "--Government Regulation." The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations, and International Standards Organization 9000 ("ISO 9000") and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

         It is the Company's policy to aggressively protect its technology by, among other things, filing patent applications for the patentable technologies that it considers important to the development of its business. The Company holds seven issued United States patents, covering various aspects of its radial dilation technology. The Company also has a license agreement giving it exclusive rights, assuming certain defined minimum payments are met, to a related access technology that is covered by two issued and one pending patent. In addition, during 1995, the Company obtained a non-exclusive license to a patent covering a specialized access device which facilitates the placement of a vision device into the abdominal cavity.

         The Company holds eight issued United States patents relating to its thermal ablation system technology. The Company also holds six issued United States patents relating to its biocompatible coating technologies. The Company has continued to pursue the expansion of its coating-related intellectual property as opportunities for business partnerships in this area have been pursued. See "--InnerDyne's Products and Technology--Biocompatible Coating Technologies." The Company also holds a number of issued foreign patents, and has filed additional United States and foreign patent applications relating to its various technologies. In addition to patent rights related to its radial dilation, thermal ablation and biocompatible coating technologies, the Company also has a number of issued and pending patents relating to its blood gas exchange, pumping and other technologies. There can be no assurances that any pending patent applications will be issued in their present scope, or at all.

         The Company's success will depend in large part on its ability to obtain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Although InnerDyne has obtained certain patents and applied for additional United States and foreign patents covering certain aspects of its technology, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or provide a competitive advantage, or that any of the Company's patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. InnerDyne also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not the Company's patents are issued, others may hold or receive patents that contain claims having a scope that covers products developed by InnerDyne.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost to and diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has in the past, and may in the future, receive correspondence from third parties claiming that the Company's products or technology infringe intellectual property rights of such third parties. The Company and its patent counsel thoroughly review such claims, and no such outstanding claims currently exist. However, there can be no assurance that InnerDyne will not receive additional claims that its products or technology infringe third party rights or that third parties will not litigate such claims. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Patents and Proprietary Rights."

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

         Notwithstanding the challenges faced by the Company in selling into a market dominated by two large competitors, the majority of the Company's revenues since the fourth quarter of 1994 have come from product sales in this market. U.S. Surgical and Ethicon purchasing contracts typically include provisions allowing a certain percentage of purchases from other vendors, or permitting new technology products to be considered outside of a purchasing agreement. The Company has taken and intends to continue to take advantage of such provisions.

         The Company faces a formidable task in gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market segment is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices with added features during the past two years. A number of other entities participate in various segments of the M.I.S. access market.

         There can be no assurance that the Company will be able to successfully compete in the M.I.S. access market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

         In the thermal ablation market, the primary competition for the EnAbl System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The EnAbl System will also compete against other techniques under development and initial introduction for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being commercialized by GyneCare, Inc., now a unit of Johnson & Johnson. There are other companies developing alternative methods of uterine tissue ablation that compete with the EnAbl System. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company and U.S. Surgical or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material and adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Intense Competition."

GOVERNMENT REGULATION

         Clinical testing, manufacture and sale of the Company's products, including the Step product line, the EnAbl System and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

         The EnAbl System is subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that U.S. Surgical will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

         A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new

510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k).

         The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its Radially Expanding Dilator (R.E.D.) product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular and arthroscopic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory GMP compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products, injunctions and/or civil fines.

         The FDA has proposed and is implementing changes to the GMP regulations that may increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

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

PRODUCT LIABILITY AND INSURANCE

         The development, manufacturing and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. To date, InnerDyne has not experienced any product liability claims. The Company's current product liability insurance coverage limits are $2,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture, and sale of its current and potential products. In addition, the Company may require increased product liability insurance. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Product Liability; Claims in Excess of Insurance Coverage."

EMPLOYEES

         At December 31, 1997, the Company had 109 full-time and 10 temporary and part-time employees. All but one of the temporary and part-time employees worked at the Company's Salt Lake City facility, and were primarily involved in manufacturing and support activities related to the Company's M.I.S. access products. Of the 109 full-time employees on December 31, 1997, 51 were involved in manufacturing operations, 16 in research and development and regulatory/clinical affairs, 4 in biocompatible coatings development, 11 in administration, and 27 in sales, marketing and customer service.

         None of the Company's employees is covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

         The Company has corporate officers that are not executive officers. As of February 28, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

         NAME            AGE              POSITION

William G. Mavity        48        President, Chief Executive Officer and Director

Robert A. Stern          40        Vice President and Chief Financial Officer

Daniel J. Genter         61        Senior Vice President, Sales and Marketing

Michael Orth             35        Vice President, Research & Development


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

         Robert A. Stern joined the Company in January 1996 as Vice President and Chief Financial Officer. From October 1991 to January 1996, Mr. Stern held the position of Chief Financial Officer, Vice President of Corporate Finance and member of the Board of Directors of RhoMed Incorporated, a New Mexico-based biopharmaceutical company. Mr. Stern has had ten years experience in investment banking and cash management, and was the principal stockholder and Managing Director of R.A. Stern & Associates from December 1986 to April 1990. R. A. Stern & Associates was sold to PaineWebber in 1989. Mr. Stern received a B.S. from the University of New Hampshire, Whittemore School of Business and Economics and an MBA from the University of New Mexico, Anderson School of Management.

         Daniel J. Genter joined the Company in April 1996 as Senior Vice President of Sales and Marketing. From May 1993 to April 1996, Mr. Genter held the position of Divisional Vice President of the Kanetta Pharmacal Division of Sanofi Winthrop Pharmaceuticals, a business unit established for the development, manufacture and marketing of sterile parenteral multisource pharmaceutical products. From December 1990 to May 1993, Mr. Genter served as Vice President of Marketing for Schein Pharmaceutical, Inc., a manufacturer and distributor of pharmaceutical products. Mr. Genter spent over twenty years with Johnson & Johnson in its McNeil Laboratories, Critikon and Home Health Care companies, holding positions in general management, sales management, marketing and clinical development. Mr. Genter also served as President of Sharplan Lasers, Inc., a medical laser manufacturer. Mr. Genter studied Mechanical Engineering at Tulane University and holds a B.S. in Mathematics from the State University of New York and an MBA from Pepperdine University.

         Michael J. Orth joined InnerDyne in March 1995. Prior to joining the Company, he was the Director, R&D for UNISURGE, Inc., a manufacturer of minimally invasive surgical products, for two years. From November 1987 to July 1992, he was with Advanced Cardiovascular Systems, including an assignment as a Business Unit Manager. He had earlier worked for Techmedica, an orthopedic products supplier. Mr. Orth holds Bachelor of Science degrees from the California Polytechnic University in Mechanical Engineering and Engineering Technology, and an MBA degree from Santa Clara University.

ITEM 2.  PROPERTIES

         InnerDyne leases approximately 20,500 square feet in Sunnyvale, California to house the Company's administrative personnel, research and development, marketing and sales support activities, of which approximately 6,000 square feet are subleased to another entity. The Sunnyvale facility is leased through December 1998.

         Additional space is leased in two separate buildings, totaling approximately 27,000 square feet, in Salt Lake City, Utah. These facilities house administrative personnel, manufacturing operations, biocompatible coating research activities and the Company's primary distribution function. The leases for the Salt Lake City buildings expire in August 1999.

         Management believes that currently leased facilities will be sufficient for the immediate future, and that adequate additional space is available within the same geographical areas. If additional space were required, and it could not be obtained in near proximity to current facilities at an acceptable cost, it could have a material adverse effect on the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                                            HIGH          LOW
                                                            ----          ---
FISCAL 1996
  First Quarter ended March 31, 1996.....................  4 1/4        2 3/8
  Second Quarter ended June 30, 1996.....................  5 13/16      3 1/8
  Third Quarter ended September 30, 1996.................  4 5/8        2 3/4
  Fourth Quarter ended December 31, 1996.................  3 7/8        2 3/4
FISCAL 1997
  First Quarter ended March 31, 1997.....................  4 1/4        1 23/32
  Second Quarter ended June 30, 1997.....................  3 3/16       1 23/32
  Third Quarter ended September 30, 1997.................  3 5/8        2 5/8
  Fourth Quarter ended December 31, 1997.................  4 1/8        2 1/2

         As of February 28, 1998, there were 268 stockholders of record; however, the Company believes it has a minimum of 4,000 beneficial stockholders.

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

         Since January 1, 1997, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities:

         (1) In January 1996, August 1996, and February 1997 the Company issued 6,000 shares, 784 shares, and 6,000 shares, respectively, of its Common Stock to a single entity in connection with a license agreement with such entity. The Company did not receive any cash proceeds from such issuances. The Company expects to continue issuing shares under this license agreement in the future.

         There were no underwriters employed in connection with any of the transactions set forth above. The issuances of the securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company is qualified by reference to and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from, and are qualified by reference to, audited financial statements not included in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                          1993           1994          1995          1996           1997
                                        --------        ------        ------        -------        ------
                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ........................       $     43           879         5,275          9,086         15,664
Net loss ........................       $(10,359)       (9,904)       (5,627)        (4,659)          (907)
                                        ========        ======        ======        =======        =======
Net loss per share ..............       $   (.69)         (.61)         (.32)          (.23)          (.04)
                                        ========        ======        ======        =======        =======
BALANCE SHEET DATA:
Total assets ....................       $ 17,550         7,847         5,370         11,362         11,319
Long-term debt, excluding current
   installments .................       $    199            30           187            630            649


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1997, and other filings with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

         InnerDyne, Inc., designs, develops, manufactures and commercializes minimally invasive surgical access products incorporating its proprietary radial dilation technology. The Company is also pursuing applications for radial dilation in areas outside its primary market focus which it intends to commercialize either internally or through strategic alliances. In December 1996, the Company announced the signing of an agreement which grants United States Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the Company's proprietary thermal ablation technology. The Company intends to continue facilitating the technology transfer and commercialization of this product. InnerDyne also develops biocompatible coating technologies which are utilized for increasing the efficiency of membrane oxygenator fibers and the application of specialized drugs and/or radioactive isotopes to the surface of implantable medical devices, enhancing their performance.

RISK FACTORS

         History of Losses; Profitability Uncertain. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $907,000 on revenues of $15.7 million, $4.6 million on revenues of $9.1 million and $5.6 million on revenues of $5.3 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, InnerDyne had an accumulated deficit of approximately $52.2 million.

         In the future, the Company expects to incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The Company believes that it is likely to incur operating losses at least through mid 1998. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices during the past two years. A number of other entities participate in various segments of the M.I.S. market, including access.

         There can be no assurance that the Company will be able to successfully compete in the M.I.S. access market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

         In the thermal ablation market, the primary competition for the EnAbl System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The EnAbl System will also compete against other techniques under development and initial introduction for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being commercialized by GyneCare, Inc., a division of Johnson & Johnson.

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

         Continued Dependence on Step Products. To date, substantially all of the Company's revenues from product sales are attributable to Step products, and InnerDyne currently anticipates that sales of Step products will represent the majority of the Company's revenues for the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its Step product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its Step product in the fourth quarter of 1994, and to date sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's Step products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's Step products would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Item 1. Business--InnerDyne's Products and Technology."

         Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During 1998, the Company expects to commercially introduce the Open-Step, and possibly the One-Step, each of which is a further enhancement of its Step product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations. See "Item 1. Business--Research and Development."

         Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes currently being introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

         Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's Step product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes non-product revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins and net income or loss can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company typically derives higher margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

         Reliance on Collaborative Relationships; Restrictions on Activities. The Company has entered into, and intends to continue to pursue, collaborative arrangements with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its potential products. InnerDyne's future success may depend, in part, on its relationship with such third parties, their strategic interest in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The Company's existing and anticipated contracts with such third parties may restrict the rights of InnerDyne to engage in certain areas of product development, manufacturing and marketing. In addition, these third parties may have the unilateral right to terminate any such arrangement without significant penalty. There can be no assurance that InnerDyne will be successful in establishing or maintaining any such collaborative arrangements or that any such arrangements will be successful.

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

         The Company expects to market its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, are obtained. Although InnerDyne currently has relationships with a limited number of international distributors, there can be no assurance that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Sales and Marketing."

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

         Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line, the EnAbl System and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a PMA. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The EnAbl System is subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that U.S. Surgical will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory GMP compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunctions and/or civil fines. See "Item 1. Business--Manufacturing and --Government Regulation."

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

         Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

         If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

         Dependence on International Sales. In the future, the Company expects to derive an increasing portion of its revenue from international sales. To the extent that the Company's international sales increase in future periods, a significant portion of the Company's revenues could be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could have an adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in the European Economic Community, continues to expand, and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

         Product Liability; Claims in Excess of Insurance Coverage. The development, manufacture and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $2,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the Company may require increased product liability insurance. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operation. See "Item 1. Business--Product Liability and Insurance."

         Stock Price Volatility. The stock market in general and stocks of medical device companies in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally or general market conditions may have a significant effect on the market price of the Common Stock. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

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

         Control by Directors and Principal Stockholders. As of February 28, 1998, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 25% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

         Anti-Takeover Effect of Certain Charter Provisions of Common Stock. Provisions of the Company's Certificate of Incorporation that allow the Company to issue Preferred Stock without any vote or further action by the stockholders, the fact that the Company's Certificate of Incorporation does not permit stockholders to cumulate votes in the election of directors as well as the Company's adoption of a poison pill Preferred Share Purchase Rights plan in September 1997 may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the inability of stockholders to cumulate votes in the election of directors, the poison pill and provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. The possible issuance of Preferred Stock, the poison pill and these provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

RESULTS OF OPERATIONS

         Total revenues of $15,664,365 were realized during the year ended December 31, 1997, compared to total revenues of $9,086,127 in 1996 and $5,275,060 in 1995. Total revenues are comprised of revenues from product sales and licensing, contract and grant revenues. Revenues from product sales increased to $12,149,395 in 1997 from $7,773,547 in 1996 and $4,729,651 in 1995, reflecting increased sales of the Step device in each year. Licensing, contract and grant revenues were $3,514,970, $1,312,580 and $545,409 in 1997, 1996 and
1995, respectively. These revenues related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and licensing of the Company's proprietary biocompatible coating and radial dilation technology.

         Total costs and expenses were $16,789,068 in 1997, compared to $13,946,878 in 1996 and $11,122,791 in 1995. Expenses in 1997 and 1996 grew because of increased costs of sales on higher sales volume, and included clinical, research and development and regulatory expenses related to the EnAbl System, and higher sales and marketing expenses related to the commercialization of the Company's M.I.S. products, including Step and Reposable Step.

         Cost of sales were $5,070,946 in 1997, compared to $4,363,367 in 1996 and $3,148,915 in 1995. Costs of sales are primarily comprised of direct material costs of components for finished products, as well as labor costs and an allocated portion of overhead expenses. The increase each year was due to the production of higher volumes of the Step device. Although the Company anticipates that cost of sales will continue to increase in absolute dollars in future periods, cost of sales as a percentage of revenue is expected to decrease in 1998 if sales and production volumes increase.

         Research, development, regulatory and clinical expenses were $3,292,775 in 1997, compared to $2,839,556 in 1996 and $2,299,311 in 1995. Research,
development, regulatory and clinical expenses are primarily comprised of salary and benefits, costs incurred in protecting the Company's intellectual property and an allocated portion of overhead expenses. The increase in 1997 represents the additional development funding and clinical expenses related to the development of the One-Step, and Mini Step, as well as vascular and arthroscopic access devices. The increase in 1996 represented costs associated with development of the Reposable Step device. The Company anticipates that research, development, regulatory and clinical expenditures are likely to increase in future periods.

         Sales and marketing expenses were $6,161,934 in 1997, compared to $4,740,050 in 1996 and $3,895,338 in 1995. Sales and marketing expenses are primarily comprised of salary, benefits and commissions; an allocated portion of overhead expenses; advertising, promotional and customer service expenses; and cost of product samples. The increase each year reflects the expansion of sales and marketing functions for M.I.S. products as sales volumes increased. InnerDyne expects that sales and marketing expenses will continue to increase in absolute dollars.

         General and administrative expenses were $2,263,413 in 1997, compared to $2,003,905 in 1996 and $1,779,227 in 1995. General and administrative expenses are primarily comprised of salary and benefits, an allocated portion of overhead expenses, as well as legal, accounting, insurance and other general corporate expenses. The increase in expenses in 1997 and 1996 reflects additional staffing to support investor relations, financial functions, and professional services. The Company anticipates that general and administrative expenses will increase in absolute dollars to support expanding operations.

         Interest income was $327,943 in 1997, $263,679 in 1996 and $250,594 in
1995. The increase in 1997 was due to higher interest earned as the Company's cash and cash equivalents increased. Interest expense was $117,338 in 1997, $62,011 in 1996 and $28,908 in 1995. This interest expense was primarily the result of debt incurred to finance equipment to support operations of the Company.

         Primarily for the reasons outlined above, InnerDyne incurred net losses of $907,466 or $.04 per share in 1997, $4,659,083 or $.23 per share in 1996 and
$5,627,115 or $.32 per share in 1995. Management believes that the Company is likely to incur operating losses at least through the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception to December 31, 1997, the Company has incurred a cumulative deficit of approximately $52.2 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's discounts and offering expenses).

         At December 31, 1997, cash and cash equivalents totaled $6,091,497 compared to $7,270,285 at December 31, 1996. The Company had $427,276, $776,901,
and $542,658 in capital expenditures in the years ended December 31, 1997, 1996, and 1995 respectively. Working capital totaled $ 7,651,675 at December 31, 1997, and the Company had long-term debt, excluding current installments, totaling $649,061 relating to financing of equipment.

         In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 on a revolving credit basis at prime plus 1% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to

$500,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus 1%. As of December 31, 1997, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $216,793 under the current agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of December 31, 1997 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

         In the future, the Company expects to incur substantial additional operating losses and cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in, or acquisition of, additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and market acceptance of the Company's products.

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem could have a material impact on the operations of the Company.

         The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding to meet its cash needs through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held May 22, 1998 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors -- Nominees" in the Registrant's Proxy Statement. See "Item 1. Business--Executive Officers of the Company" for information with respect to the executive officers of the Company.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

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

                    10.17(5)           Lease Agreements with QED Associates.

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

                    10.28(9)(10)       National Contract dated October 1995
                                       between the Registrant and Surgical
                                       Care Affiliates, Inc.

                    10.29(9)(10)       License Agreement dated as of January 1,
                                       1996 between the Registrant and Alliance
                                       of Children's Hospitals, Inc.


                    10.31*(10)         Letter Agreement with Robert A. Stern
                                       dated January 10, 1996.

                    10.32*(11)         Change of Control Agreement dated as of
                                       September 12, 1996 between the Registrant
                                       and William G. Mavity.

                    10.33(9)(11)       License Agreement dated as of December
                                       20, 1996 by and among the Registrant
                                       and United States Surgical Corporation.

                    10.34(9)(11)       License, Supply and Distribution
                                       Agreement dated as of January 6, 1997 by
                                       and between the Registrant and Sherwood
                                       Medical Company.

                    10.35*(11)         Letter Agreement with Daniel J. Genter
                                       dated March 13, 1996.

                    10.36(11)          Amendment to Loan and Security Agreement
                                       dated as of February 4, 1997 between the
                                       Registrant and Silicon Valley Bank.

                    10.37*(11)         Form of Senior Management Change of
                                       Control Agreement.

                    10.38(12)          Amended and Restated Loan and Security
                                       Agreement dated as of June 19, 1997 by
                                       and between the Registrant and Silicon
                                       Valley Bank.

                    10.39              Termination of License, Supply and
                                       Distribution Agreement by and between the Registrant and Sherwood Medical Company dated March 12, 1998.

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

                  (11) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                  (12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1997.

(b)      Reports on Form 8-K:  None

                                 INNERDYNE, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     ----
Report of KPMG Peat Marwick LLP, Independent Auditors..........................       F-2
Balance Sheets.................................................................       F-3
Statements of Operations.......................................................       F-4
Statements of Stockholders' Equity.............................................       F-5
Statements of Cash Flows.......................................................       F-6
Notes to Financial Statements..................................................       F-7

                          Independent Auditors' Report



The Board of Directors and Stockholders
InnerDyne, Inc.:


We have audited the accompanying balance sheets of InnerDyne, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnerDyne, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP

San Francisco, California
January 30, 1998

                                       F1

                                 INNERDYNE, INC.

                                 Balance Sheets

                           December 31, 1997 and 1996


                                       Assets                                        1997                1996
                                       ------                                     ------------        -----------
Current assets:
    Cash and cash equivalents                                                     $  6,091,497          7,270,285
    Accounts receivable, less allowance for doubtful
      accounts of $177,930 in 1997 and $159,165 in 1996 (note 4)                     1,920,966          1,290,805
    Interest and other receivables                                                     702,606            283,913
    Inventories (note 3)                                                             1,454,266          1,159,098
    Prepaid expenses                                                                   116,821            151,150
                                                                                  ------------        -----------
           Total current assets                                                     10,286,156         10,155,251
                                                                                  ------------        -----------
Equipment and leasehold improvements:
    Equipment (note 4)                                                               3,595,696          3,216,320
    Leasehold improvements                                                             198,826            169,492
                                                                                  ------------        -----------
                                                                                     3,794,522          3,385,812
    Less accumulated depreciation and amortization                                   2,807,281          2,226,503
                                                                                  ------------        -----------

           Net equipment and leasehold improvements                                    987,241          1,159,309
Deposits                                                                                45,695             47,020
                                                                                  ------------        -----------

                                                                                  $ 11,319,092         11,361,580
                                                                                  ============        ===========
                        Liabilities and Stockholders' Equity
Current liabilities:
    Line of credit (note 4)                                                       $    300,000            300,000
    Current installments of long-term debt (note 4)                                    340,543            223,914
    Accounts payable                                                                   489,602            301,946
    Accrued payroll                                                                    585,157            310,885
    Accrued commissions                                                                219,286            120,323
    Accrued clinical costs                                                             209,686            209,686
    Other accrued expenses                                                             490,207            505,983
                                                                                  ------------        -----------
           Total current liabilities                                                 2,634,481          1,972,737
Long-term debt, excluding current installments (note 4)                                649,061            629,557
Commitments (note 5)
Stockholders' equity (note 6):
    Preferred stock, $.01 par value.  Authorized 1,000,000 shares; no
      shares issued and outstanding in 1997 and 1996                                      --                 --
    Common stock, $.01 par value.  Authorized 40,000,000 shares; issued and
      outstanding 21,754,862 shares in 1997 and 21,542,034 shares in 1996              217,549            215,420
    Additional paid-in capital                                                      60,000,046         59,818,445
    Accumulated deficit                                                            (52,182,045)       (51,274,579)
                                                                                  ------------        -----------
           Net stockholders' equity                                                  8,035,550          8,759,286
                                                                                  ------------        -----------
                                                                                  $ 11,319,092         11,361,580
                                                                                  ============        ===========

See accompanying notes to financial statements.

                                       F2

                                 INNERDYNE, INC.

                            Statements of Operations

                  Years ended December 31, 1997, 1996, and 1995


                                                               1997               1996               1995
                                                          ------------        -----------        -----------
Revenues:
    Product sales                                         $ 12,149,395          7,773,547          4,729,651
    Licensing, contract, and grant revenue (note 8)          3,514,970          1,312,580            545,409
                                                          ------------        -----------        -----------
           Total revenues                                   15,664,365          9,086,127          5,275,060
Costs and expenses:
    Cost of sales                                            5,070,946          4,363,367          3,148,915
    Research, development, regulatory, and clinical          3,292,775          2,839,556          2,299,311
    Sales and marketing                                      6,161,934          4,740,050          3,895,338
    General and administrative                               2,263,413          2,003,905          1,779,227
                                                          ------------        -----------        -----------

           Total costs and expenses                         16,789,068         13,946,878         11,122,791
                                                          ------------        -----------        -----------
           Operating loss                                   (1,124,703)        (4,860,751)        (5,847,731)
Other income (expense):
    Interest income                                            327,943            263,679            250,594
    Interest expense                                          (117,338)           (62,011)           (28,908)
    Gain (loss) on asset disposal                                6,632               --               (1,070)
                                                          ------------        -----------        -----------

           Total other income                                  217,237            201,668            220,616
                                                          ------------        -----------        -----------

           Net loss                                       $   (907,466)        (4,659,083)        (5,627,115)
                                                          ============        ===========        ===========
Basic and diluted loss per share                          $       (.04)              (.23)              (.32)
                                                          ============        ===========        ===========
Weighted average shares outstanding                         21,671,604         20,324,033         17,561,480
                                                          ============        ===========        ===========



See accompanying notes to financial statements.

                                       F3

                                 INNERDYNE, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996, and 1995

                                                                                  Addi-                                 Net
                                                                                  tional            Accum-             stock-
                                                                 Common          paid-in            ulated            holders'
                                                                 stock           capital            deficit            equity
                                                                --------       -----------        -----------        ----------
Balances at December 31, 1994                                   $166,163        47,113,977        (40,988,381)        6,291,759
    Issuance of shares upon exercise of stock options and
      under employee stock purchase plan                           2,632           155,475               --             158,107
    Issuance of shares for private
      placement net of expenses of $58,291 (note 6)               14,360         3,172,707               --           3,187,067
    Net loss                                                        --                --           (5,627,115)       (5,627,115)
                                                                --------       -----------        -----------        ----------
Balances at December 31, 1995                                    183,155        50,442,159        (46,615,496)        4,009,818
    Issuance of shares upon exercise of stock options and
      under employee stock purchase plan                           1,609           172,113               --             173,722
    Issuance of shares upon warrant exercise                       2,429           702,132               --             704,561
    Issuance of shares in public offering
      (net of underwriters' and issuance
      expenses of $1,259,732)                                     26,500         7,988,768               --           8,015,268
    Issuance of shares for services rendered                          60            14,940               --              15,000
    Issuance of common stock to Boston Scientific
      Corporation for cash (note 8)                                1,667           498,333               --             500,000
    Net loss                                                        --                --           (4,659,083)       (4,659,083)
                                                                --------       -----------        -----------        ----------
Balances at December 31, 1996                                    215,420        59,818,445        (51,274,579)        8,759,286
    Issuance of shares upon exercise of stock options and
      under employee stock purchase plan                           2,069           197,093               --             199,162
    Issuance of shares for services rendered                          60            14,940               --              15,000
    Additional expenses related to 1996 public offering             --             (30,432)              --             (30,432)
    Net loss                                                        --                --             (907,466)         (907,466)
                                                                --------       -----------        -----------        ----------
Balances at December 31, 1997                                   $217,549        60,000,046        (52,182,045)        8,035,550
                                                                ========       ===========        ===========        ==========



See accompanying notes to financial statements.

                                       F4

                                 INNERDYNE, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995


                                                                              1997               1996              1995
                                                                          -----------        -----------        ----------
Cash flows from operating activities:
    Net loss                                                              $  (907,466)        (4,659,083)       (5,627,115)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of equipment and leasehold
         improvements                                                         596,426            565,887           578,201
       Discount accretion on marketable investment securities                    --                 --             (51,540)
       Provision for allowance on doubtful accounts                            45,687            108,566            73,290
       Provision for obsolete inventory                                       120,145             60,757            43,881
       (Gain) loss on asset disposal                                           (6,632)              --               1,070
       Common stock issued for services rendered                               15,000             15,000              --
       Increase in accounts receivable, interest,
         and other receivables                                             (1,094,541)          (751,727)         (603,851)
       Increase in inventories                                               (415,313)          (634,732)         (235,093)
       Decrease (increase) in prepaid expenses and deposits                    35,654            (11,960)          149,513
       Increase (decrease) in accounts payable                                187,656             95,626          (181,210)
       Increase (decrease) in accrued expenses                                357,459            294,842           (39,779)
                                                                          -----------        -----------        ----------


              Net cash used in operating activities                        (1,065,925)        (4,916,824)       (5,892,633)
                                                                          -----------        -----------        ----------

Cash flows from investing activities:
    Purchase of marketable investment securities                                 --                 --          (1,935,064)
    Maturities of marketable investment securities                               --              997,604         2,739,000
    Capital expenditures                                                     (427,276)          (776,901)         (542,658)
    Proceeds from disposal of equipment and
      leasehold improvements                                                    9,550               --                --
                                                                          -----------        -----------        ----------

              Net cash provided by (used in) investing activities            (417,726)           220,703           261,278
                                                                          -----------        -----------        ----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                  284,639            670,072           241,712
    Proceeds from line of credit                                                 --              300,000              --
    Proceeds from issuance of common stock, net                               199,162          9,393,551         3,345,174
    Additional expenses related to 1996 public offering                       (30,432)              --                --
    Principal payments under capital leases                                      --              (29,683)          (46,875)
    Principal payments on long-term debt                                     (148,506)           (88,348)         (168,902)
                                                                          -----------        -----------        ----------

              Net cash provided by financing activities                       304,863         10,245,592         3,371,109
                                                                          -----------        -----------        ----------

Net increase (decrease) in cash and cash equivalents                       (1,178,788)         5,549,471        (2,260,246)

Cash and cash equivalents at beginning of year                              7,270,285          1,720,814         3,981,060
                                                                          -----------        -----------        ----------


Cash and cash equivalents at end of year                                  $ 6,091,497          7,270,285         1,720,814
                                                                          ===========        ===========        ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest                                                    $   117,338             62,011            28,908

Supplemental Schedule of Noncash Activities
Write off of accounts receivable                                               26,922             22,691              --


See accompanying notes to financial statements.

                                       F5

                                 INNERDYNE, INC.

                          Notes to Financial Statements

                        December 31, 1997, 1996, and 1995



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


(2)    Summary of Significant Accounting Policies

       (a)    Cash Equivalents

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper of $5,043,065 and $6,519,797 at December 31, 1997 and 1996,
              respectively.

       (b)    Inventories

              Raw materials and supplies inventories are stated at the lower of cost or market. Finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

       (c)    Equipment and Leasehold Improvements

              Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets which range from two to five years.

       (d)    Intangible Assets

              Patent costs related to products and technologies still in the development stage are expensed as incurred.

       (e)    Revenue Recognition

              Revenues are recognized upon shipment of products.

       (f)    Research and Development Costs

              Research and development costs are expensed as incurred.

                                       F6

                                 INNERDYNE, INC.

                          Notes to Financial Statements


       (g)    Net Loss Per Share

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

              SFAS 128 establishes a different method of computing the net loss per share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted loss per share. Basic is the amount of net loss for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares (stock options and warrants) have not been included in the computation of loss per share, as they would not have a dilutive effect.

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

                                       F7

                                 INNERDYNE, INC.

                          Notes to Financial Statements


       (k)    Fair Value Disclosure

              At December 31, 1997 and 1996, the book value of the Company's financial instruments approximates fair value.


(3) Inventories
    Inventories consist of the following:

                                                                      1997              1996
                                                                   -----------        ----------
           Raw materials and supplies                              $ 1,110,989           725,953

           Finished goods                                              583,639           553,362
           Reserve for obsolescence                                   (240,362)         (120,217)
                                                                   -----------        ----------
                                                                   $ 1,454,266         1,159,098
                                                                   ===========        ==========

(4) Long-term Debt and Line of Credit
    Long-term debt consists of the following:

                                                                      1997              1996
                                                                   -----------        ----------
           9.50% - 10.25% term loans payable to bank,
              secured by equipment, payable in monthly
              installments of $30,637 including interest
              through 2002                                         $   989,604           853,471
           Less current installments                                   340,543           223,914
                                                                   -----------        ----------

                      Long-term debt, excluding current
                        installments                               $   649,061           629,557
                                                                   ===========        ==========

       The aggregate maturities of long-term debt for the years subsequent to December 31, 1997 are as follows: 1998, $340,543; 1999, $314,705; 2000,
       $240,594; 2001, $66,663, and 2002, $27,099.

       In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through June 18, 1998 on a revolving credit basis at prime plus one percent based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $500,000 based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus one percent. As of December 31, 1997 the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $216,793 under the current agreement with Silicon Valley Bank for the financing of fixed assets. Debt balances summarized above also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.


                                       F8

                                 INNERDYNE, INC.

                          Notes to Financial Statements


(5)    Leases

       The Company has several noncancelable operating leases, primarily for its facilities, that expire over the next four years. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Rental expense for all operating leases was $421,317 in 1997, $425,798 in 1996, and $347,294 in 1995.

       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are:

              Year ending December 31:
                  1998                                           $   340,924
                  1999                                               107,597
                  2000                                                 6,624
                  2001                                                 2,064
                                                                 -----------
                         Total minimum lease payments            $   457,209
                                                                 ===========


(6)    Capital Stock and Stock Based Compensation Plans

       During 1995, the Company completed a private placement of securities in which it sold 1,435,999 shares of common stock and 287,200 warrants to purchase common stock for cash proceeds of $3,245,358. During 1996, warrants to purchase 44,248 shares of common stock were canceled and the remaining warrants to purchase 242,952 shares of common stock were exercised.

       The Company completed a public offering of securities in May 1996, in which it sold 2,650,000 shares of common stock for proceeds, net of underwriters fees and other offering expenses, of $8,015,268. In connection with this offering, warrants to purchase 250,000 shares of the Company's common stock were issued to the underwriters. The Company has reserved 250,000 shares of its common stock for the exercise of these warrants. These warrants became fully vested on May 14, 1997, are exercisable at an exercise price of $4.20 per share and expire on May 15, 2002.

       The Company has four fixed option plans. They are the 1987 Stock Option Plan (the 1987 Plan), the 1989 Incentive Stock Plan (the 1989 Plan), the 1996 Stock Option Plan (the 1996 Plan), and the 1991 Directors' Stock Option Plan (the Directors Plan), under which 2,650,000, 1,453,536, 1,000,000, and 300,000 shares have been reserved for issuance, respectively. As of December 31, 1997, -0- shares, -0- shares, 209,600 shares, and 144,000 shares remained available for future grant under the plans, respectively. The exercise price of all granted options under these plans must be at least equal to fair market value of the common stock on the date of grant, except that the exercise price for all nonstatutory stock options granted under the 1996 Plan must be at least equal to the fair market value of the common stock on the date of grant for grants made to certain of the Company's executive officers and at least 85 percent of the fair market value of the common stock on the date of grant for all other persons. For all plans except the Directors Plan, the number of shares, option price, and dates the options become exercisable and expire are determined by the Board of Directors on an option-by-option basis. Under the Directors Plan, directors are granted options annually to acquire 10,000 shares which become exercisable on the first anniversary of the date of grant.

                                       F9

                                 INNERDYNE, INC.

                          Notes to Financial Statements



(6)    Capital Stock and Stock Based Compensation Plans (continued)

       The Company also has an employee stock purchase plan (the ESPP), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market value of the stock at the beginning or end of the offering period. The Company has reserved 300,000 shares of common stock for future purchases by full-time employees under the ESPP. The Company issued 94,033, 45,253, and 49,107 shares in 1997, 1996, and 1995, respectively, and had issued 200,953 shares cumulative through December 31, 1997.


       A summary of the activity under the Plans follows:

                                                          Years ended December 31,
                            -----------------------------------------------------------------------------------
                                        1997                         1996                        1995
                            --------------------------   --------------------------  --------------------------
                                           Weighted-                    Weighted-                    Weighted-
                               Number      average           Number      average        Number        average
                                 of        exercise            of        exercise         of          exercise
                               shares       price            shares       price         shares        price
                            -----------  ------------     -----------  -------------  -----------   ------------
Options outstanding at
    beginning of year       2,536,469       $    2.60       1,739,045    $    1.92     1,815,898      $    1.47
Options granted               764,000            2.85       1,163,975         3.42       455,439           3.68
                            ---------                       ---------                  ---------

                            3,300,469                       2,903,020                  2,271,337
                            ---------                       ---------                  ---------

Options exercised             112,795             .39         115,661          .57       214,093            .24
Options canceled              156,405            2.34         250,890         2.67       318,199           2.99
                            ---------                       ---------                  ---------

                              269,200                         366,551                    532,292
                            ---------                       ---------                  ---------
Options outstanding at
end of year                 3,031,269       $    2.59       2,536,469    $    2.60     1,739,045      $    1.92
                            =========                       =========                  =========

Options exercisable
    at end of year          1,493,895       $    2.39         907,189    $    2.00       582,632      $    1.40

Weighted-average fair
    value of options
    granted during
    the year                $    1.24                       $    1.90                  $    1.82



       On June 10, 1997, the Company reduced the exercise price on 455,399 options to the fair market value of the Company's common stock on that date. Officer and Director options were excluded from the repricing.



                                      F10

                                 INNERDYNE, INC.

                          Notes to Financial Statements


(6)    Capital Stock and Stock Based Compensation Plans (continued)

       The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                           Options outstanding                         Options exercisable
                              ------------------------------------------------    ------------------------------

                                                Weighted-avg.
                                 Number           remaining                           Number
                Range of        Outstand-         contract-      Weighted-avg.      exercisable     Weighted-avg.
                exercise         ing at              ual            exercise            at             exercise
                 prices         12/31/97            life             price           12/31/97           price
               -----------    -------------    --------------    -------------    -------------    --------------
             $  0.09-0.42          167,553        4.5 yrs.           $0.20             162,983       $  0.21
                1.50-2.00          732,775        1.4                 1.65             553,516          1.70
                2.01-2.50           12,250        2.8                 2.50               7,134          2.50
                2.51-3.00        1,370,591        3.6                 2.78             375,518          2.80
                3.01-3.50          535,100        3.7                 3.42             244,662          3.44
                3.51-6.50          213,000        2.7                 4.37             150,082          4.54
                              ------------                                        ------------

                0.09-6.50        3,031,269        3.1                 2.59           1,493,895          2.39
                              ============                                        ============


       The Company accounts for these plans and its ESPP under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans and the ESPP been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                           1997            1996           1995
                                                      -------------   -------------  --------------
           Net loss                  As reported     $    (907,466)     (4,659,083)    (5,627,115)
                                     Pro forma          (1,622,314)     (5,393,559)    (5,771,695)

           Basic loss per share      As reported             (0.04)          (0.23)         (0.32)
                                     Pro forma               (0.07)          (0.27)         (0.33)

       Pro forma net loss reflects only options granted in 1997, 1996, and 1995. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net loss as shown above may not be representative of the effects on reported net losses or income for future years.

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995 respectively: risk free interest rates of 6.5 percent, 6.2 percent, and 6.5 percent; expected dividend yields of 0 percent; expected lives of 3.07, 3.15, and
       3.15 years; and expected volatility of 74 percent, 77 percent, and 71 percent.



                                      F11

                                 INNERDYNE, INC.

                          Notes to Financial Statements



(6)    Capital Stock and Stock Based Compensation Plans (continued)

       In September 1997, the Board of Directors approved the adoption of a Shareholders Rights Plan (the Rights Plan). The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend to shareholders of record of the Company's common stock as of October 15, 1997. This Right entitles stockholders to acquire stock in the Company or in an acquirer at a discounted price in the event that a person or group acquires 15 percent or more of the Company's outstanding voting stock or announces a tender offer that would result in ownership of 15 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/1000th of a share of Series A Participating Preferred Stock at a price of $2.00 per 1/1000th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a tender offer as described above. The Rights will expire on September 19, 2007. The Rights may be redeemed by the Company at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more of the Company's stock.


(7)    Income Taxes

       The Company has reported no income tax expense or benefit for the years ended December 31, 1997, 1996, and 1995, due to net operating losses. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of these net operating losses being offset by an increase in the Company's valuation allowance.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 and 1996 are presented below:

                                                                       1997              1996
                                                                    -----------       ----------
Deferred tax assets:
    Allowance for doubtful accounts                                 $    66,368           48,032
    Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the Tax Reform
      Act of 1986, and reserves for obsolescence                        121,378           71,741
    Equipment, principally due to differences in depreciation           117,741          118,406
    Accrued expenses                                                    119,621          108,962
    Research activities credit carryforward                             559,765          366,370
    Net operating loss carryforwards                                 15,692,647       15,318,213
    Other                                                                32,849           30,147
                                                                    -----------       ----------

           Total gross deferred tax assets                           16,710,369       16,061,871
           Less valuation allowance                                  16,710,369       16,061,871
                                                                    -----------       ----------
           Net deferred tax assets                                  $      --               --
                                                                    ===========       ==========

       The valuation allowance for deferred tax assets as of January 1, 1996 was $14,192,219. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 is an increase of $648,498 and $1,869,652, respectively. The increase in the valuation allowance in 1997 is primarily attributable to the increase in the net operating loss carryforwards and credits incurred in 1997.

                                      F12

                                 INNERDYNE, INC.

                          Notes to Financial Statements



(7)    Income Taxes (continued)

       Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be allocated as an income tax benefit to be reported in the statement of operations.

       At December 31, 1997, the Company has net operating loss and research activities credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                                          Net operating loss
                                                       carryforward for regular     Research activities
               Expiring                                    income tax purposes       credit carryforward
            --------------                             -----------------------      --------------------
                2001                                            $      56,000                  -
                2002                                                  170,000                  -
                2003                                                  797,000                  -
                2004                                                1,879,000            282,000
                2005                                                3,675,000            267,000
                2006                                                6,521,000            354,000
                2007                                               11,309,000            294,000
                2008                                                8,185,000             33,000
                2009                                                7,885,000            127,000
                2010                                                6,281,000             37,000
                2011                                                4,691,000             68,000
                2012                                                  622,000            193,000
                Estimated NOLs and credits which
                 will expire unutilized due to
                 the change in ownership
                 described below                                  (10,000,000)           (995,000)
                                                                -------------           ---------
                                                                $  42,071,000             660,000
                                                                =============           =========

       As a result of a 1994 merger, the Company underwent a greater than 50 percent change of ownership under the rules of the Tax Reform Act of 1986. Consequently, certain of the Company's net operating loss carryforwards and research credit carryforwards will expire unutilized. Such estimated amounts have been disclosed in the table above. The maximum amount of the remaining net operating loss carryforwards available to offset future income in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Net operating losses of approximately $17,222,000 incurred after the merger are not subject to the change in ownership limitation.


                                      F13

                                 INNERDYNE, INC.

                          Notes to Financial Statements



(8)    Collaborative and Licensing Agreements

       During 1997, the Company had the following collaborative development and licensing agreements:

       (a) SENKO Medical Instrument Manufacturing Co. Ltd. (SENKO) - Effective April 5, 1994, the Company entered into an agreement licensing its proprietary coating technology to SENKO, in exchange for an initial payment and continuing royalties. The Company assisted in the construction and startup of the coating system in SENKO'S manufacturing facility in Japan. In May 1996, the Company received an order from SENKO to build a second fiber coating system for use by SENKO.

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

       (c) United States Surgical Corporation (USSC) - Effective December 20, 1996, the Company entered into an agreement which grants USSC exclusive worldwide sales and marketing rights for its EnAbl(TM) Thermal Ablation System, a proprietary technology for treating abnormal uterine bleeding. In exchange for initial license fees, milestone payments, and royalties based upon future sales, USSC gains the rights to complete development, manufacture, and market the technology on a worldwide basis, as well as the Company's agreement not to compete in their intended field of application. The agreement also provides USSC with an option to purchase rights to the technology for defined applications.

       (d) Sherwood-Davis & Geck (SDG), formerly a subsidiary of American Home Products- On January 6, 1997, the Company signed an exclusive manufacturing agreement with SDG, a recognized leader in the development, manufacture, and sale of enteral feeding pumps and related devices. In the second quarter of 1997, the Company announced that it received the single regulatory milestone payment. In the first quarter of 1998, the Company and SDG decided to terminate the development agreement based on the sale of SDG and a change of corporate priorities for SDG.

(9)    Employee Benefit Plan

       The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). All full-time employees, who are 21 or older and have completed 60 days of service, are eligible to participate. For 1997 and 1996, the Company did not make any matching contributions. Company matching contributions for future years are at the discretion of the Board of Directors.


(10)   Accounting Standards Issued Not Yet Adopted

       In June of 1997, the FASB issued Statement No, 130, "Reporting Comprehensive Income," and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997 expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.


                                      F14

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INNERDYNE, INC.

Date: March 28, 1998                   By: /s/ WILLIAM G. MAVITY

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

               SIGNATURE                                            TITLE                                               DATE
               ---------                                            -----                                               ----

          /s/ WILLIAM G. MAVITY                        President, Chief Executive Officer and Director             March 28, 1998
          ---------------------
          William G. Mavity                            (Principal Executive Officer)

          /s/ ROBERT A. STERN                          Vice President  and Chief Financial Officer (Principal      March 28, 1998
          -------------------
          Robert A. Stern                              Financial and Accounting Officer)

          /s/ ROBERT M. CURTIS                         Director                                                    March 28, 1998
          --------------------
          Robert M. Curtis

          /s/ EDWARD W. BENECKE                        Director                                                    March 28, 1998
          ---------------------
          Edward W. Benecke

          /s/ GUY P. NOHRA                             Director                                                    March 28, 1998
          ----------------
          Guy P. Nohra

          /s/ STEVEN N. WEISS                          Director                                                    March 28, 1998
          -------------------
          Steven N. Weiss

          /s/ EUGENE J. FISCHER                        Director                                                    March 28, 1998
          ---------------------
          Eugene J. Fischer

                                  EXHIBIT INDEX

  EXHIBIT            DESCRIPTION
  NUMBER

  3.1(7)             Restated Certificate of Incorporation of Registrant.
  3.2(2)             Bylaws of Registrant.
  10.1*(4)           1987 Stock Option Plan, as amended.
  10.2*(8)           1991 Directors' Stock Option Plan, as amended.
  10.3*(8)           1991 Employee Stock Purchase Plan, as amended.
  10.4(1)            Purchase Agreement (Series C) dated as of June 26, 1990, as amended.
  10.6(1)            Form of Indemnification Agreement between the Registrant and its officers and directors.
  10.7*(1)           Defined Contribution "401(k)" Plan as amended January 1, 1990.
  10.9(2)            Lease dated June 1989 between the Registrant and William J. Lowenberg.
  10.13*(3)          Letter Agreement with William G. Mavity.
  10.14*(4)          Consulting Agreement with Robert M. Curtis dated January 12, 1994.
  10.16(5)           Lease Extension with BSL Associates.
  10.17(5)           Lease Agreements with QED Associates.
  10.18(5)(9)        Licensing Agreement with SENKO Medical Instrument Mfg. Co., Ltd.
  10.19*(5)          InnerDyne Medical, Inc. 1989 Incentive Stock Plan.
  10.20*(5)          Interventional Thermodynamics Inc. 401(k) Plan.
  10.22(6)(9)        License and Development Agreement dated as of August 25, 1994 by and among
                     InnerDyne, Inc., InnerDyne Medical, Inc. and CooperSurgical, Inc.
  10.23(7)           Loan and Security Agreement and Collateral Assignment, Patent Mortgage and
                     Security Agreement dated as of February 23, 1995 between the Registrant and
                     Silicon Valley Bank.
  10.24(8)           Common Stock and Warrant Purchase Agreement dated as of June 2, 1995 by and among the Registrant and the purchasers named therein, including form of
                     Common Stock Warrant.
  10.25(10)          Amendment to Loan and Security Agreement dated as of February 29, 1996 between the Registrant and Silicon Valley Bank.
  10.26*(10)         1996 Stock Option Plan.
  10.27(9)(10)       Licensing, Development and Manufacturing Agreement dated as of February 2, 1996 between the Registrant and EndoTex Interventional Systems, Inc.
  10.28(9)(10)       National Contract dated October 1995 between the Registrant and Surgical
                     Care Affiliates, Inc.
  10.29(9)(10)       License Agreement dated as of January 1, 1996 between the Registrant and Alliance of Children's Hospitals, Inc.
  10.31*(10)         Letter Agreement with Robert A. Stern dated January 10, 1996.
  10.32*(11)         Change of Control Agreement dated as of September 12, 1996 between the
                     Registrant and William G. Mavity.
  10.33(9)(11)       License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
  10.34(9)(11)       License, Supply and Distribution Agreement dated as of January 6, 1997 by and between the Registrant and Sherwood Medical Company.
  10.35*(11)         Letter Agreement with Daniel J. Genter dated March 13, 1996.
  10.36(11)          Amendment to Loan and Security Agreement dated as of February 4, 1997 between the Registrant and Silicon Valley Bank.
  10.37*(11)         Form of Senior Management Change of Control Agreement.
  10.38(12)          Amended and Restated Loan and Security Agreement dated as of

                     June 19, 1997 by and between the Registrant and Silicon Valley Bank.
  10.39              Termination of License, Supply and Distribution Agreement by and between the
                     Registrant and Sherwood Medical Company dated March 12, 1998.
  23.1               Consent of Independent Certified Public Accountants.
  27.1               Financial Data Schedule.

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

(11) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1997.

(b)      Reports on Form 8-K:  None