Form 10-K405/A
period 1996-12-31
INNERDYNE INC
filed 1998-04-08
CIK 822084

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 0-19707

                                 INNERDYNE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                          87-0431168
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

                    1244 Reamwood Avenue, Sunnyvale, CA 94089
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 745-6010

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,700,828 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 21,618,658 shares of the registrant's Common Stock issued and outstanding as of February 28, 1997.

The Registrant hereby amends the following item of its Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997 for the purpose of refiling Exhibit 10.34:

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

        2.     Exhibits

               EXHIBIT
               NUMBER         DESCRIPTION
               3.1(7)         Restated Certificate of Incorporation of Registrant.
               3.2(2)         Bylaws of Registrant.
               10.1*(4)       1987 Stock Option Plan, as amended.
               10.2*(8)       1991 Directors' Stock Option Plan, as amended.
               10.3*(8)       1991 Employee Stock Purchase Plan, as amended.
               10.4(1)        Purchase Agreement (Series C) dated as of June 26, 1990, as amended.
               10.6(1)        Form of Indemnification Agreement between the Registrant and its officers and directors.
               10.7*(1)       Defined Contribution "401(k)" Plan as amended January 1,  1990.
               10.8(1)        Equipment Financing Agreement dated as of June 1, 1990 between
                              Lease Management Services, Inc. and the Registrant
               10.9(2)        Lease dated June 1989 between the Registrant and William J.
                              Lowenberg.
               10.13*(3)      Letter Agreement with William G. Mavity.
               10.14*(4)      Consulting Agreement with Robert M. Curtis dated January 12,
                              1994.
               10.16(5)       Lease Extension with BSL Associates.
               10.17(5)       Lease Agreements with QAD Associates.
               10.18(5)(9)    Licensing Agreement with SENKO Medical Instrument Mfg. Co.,
                              Ltd.
               10.19*(5)      InnerDyne Medical, Inc. 1989 Incentive Stock Plan.
               10.20*(5)      Interventional Thermodynamics Inc. 401(k) Plan.
               10.22(6)(9)    License and Development Agreement dated as of August 25, 1994 by and among InnerDyne, Inc., InnerDyne Medical, Inc. and
                              CooperSurgical, Inc.
               10.23(7)       Loan and Security Agreement and Collateral
                              Assignment, Patent Mortgage and Security
                              Agreement dated as of February 23, 1995 between
                              the Registrant and Silicon Valley Bank.
               10.24(8)       Common Stock and Warrant Purchase Agreement
                              dated as of June 2, 1995 by and among the
                              Registrant and the purchasers named therein,
                              including form of Common Stock Warrant.
               10.25(10)      Amendment to Loan and Security Agreement dated
                              as of February 29, 1996 between the Registrant
                              and Silicon Valley Bank.
               10.26*(10)     1996 Stock Option Plan.
               10.27(9)(10)   Licensing, Development and Manufacturing
                              Agreement dated as of February 2, 1996 between
                              the Registrant and EndoTex Interventional
                              Systems, Inc.
               10.28(9)(10)   National Contract dated October 1995 between the Registrant and Surgical

                              Care Affiliates, Inc.
               10.29(9)(10)   License Agreement dated as of January 1, 1996
                              between the Registrant and Alliance of
                              Children's Hospitals, Inc.
               10.31*(10)     Letter Agreement with Robert A. Stern dated January 10, 1996.
               10.32*(11)     Change of Control Agreement dated as of September 12, 1996 between the Registrant and William G. Mavity.
               10.33+(11)     License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
               10.34+(11)(12) License, Supply and Distribution Agreement dated as of January
                              6, 1997 by and between the Registrant and
                              Sherwood Medical Company.
               10.35*(11)     Letter Agreement with Daniel J. Genter dated March 13, 1996.
               10.36(11)      Amendment to Loan and Security Agreement dated as of February
                              4, 1997 between the Registrant and Silicon Valley Bank.
               10.37*(11)     Form of Senior Management Change of Control Agreement.
               23.1(11)       Consent of Independent Certified Public Accountants.
               27.1(11)       Financial Data Schedule.

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

               (3) Incorporated by reference to exhibits filed in response to
               Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

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

               (10) Incorporated by reference to exhibits filed in response to
               Item 13, "Exhibit List and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

               (11) Item filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, to which this Form 10-K/A relates.

               (12) This exhibit reflects changes to certain redacted portions of this Agreement as compared to the version that was originally filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)     Reports on Form 8-K:  None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    INNERDYNE, INC.

Date: March 28, 1998                By:


                                    /s/ ROBERT A. STERN
                                    --------------------------------------------
                                    Robert A. Stern
                                    Vice President  and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

               EXHIBIT
               NUMBER         DESCRIPTION
               3.1(7)         Restated Certificate of Incorporation of Registrant.
               3.2(2)         Bylaws of Registrant.
               10.1*(4)       1987 Stock Option Plan, as amended.
               10.2*(8)       1991 Directors' Stock Option Plan, as amended.
               10.3*(8)       1991 Employee Stock Purchase Plan, as amended.
               10.4(1)        Purchase Agreement (Series C) dated as of June 26, 1990, as amended.
               10.6(1)        Form of Indemnification Agreement between the Registrant and its officers and directors.
               10.7*(1)       Defined Contribution "401(k)" Plan as amended January 1,  1990.
               10.8(1)        Equipment Financing Agreement dated as of June 1, 1990 between
                              Lease Management Services, Inc. and the Registrant
               10.9(2)        Lease dated June 1989 between the Registrant and William J.
                              Lowenberg.
               10.13*(3)      Letter Agreement with William G. Mavity.
               10.14*(4)      Consulting Agreement with Robert M. Curtis dated January 12,
                              1994.
               10.16(5)       Lease Extension with BSL Associates.
               10.17(5)       Lease Agreements with QAD Associates.
               10.18(5)(9)    Licensing Agreement with SENKO Medical Instrument Mfg. Co.,
                              Ltd.
               10.19*(5)      InnerDyne Medical, Inc. 1989 Incentive Stock Plan.
               10.20*(5)      Interventional Thermodynamics Inc. 401(k) Plan.
               10.22(6)(9)    License and Development Agreement dated as of August 25, 1994 by and among InnerDyne, Inc., InnerDyne Medical, Inc. and
                              CooperSurgical, Inc.
               10.23(7)       Loan and Security Agreement and Collateral
                              Assignment, Patent Mortgage and Security
                              Agreement dated as of February 23, 1995 between
                              the Registrant and Silicon Valley Bank.
               10.24(8)       Common Stock and Warrant Purchase Agreement
                              dated as of June 2, 1995 by and among the
                              Registrant and the purchasers named therein,
                              including form of Common Stock Warrant.
               10.25(10)      Amendment to Loan and Security Agreement dated
                              as of February 29, 1996 between the Registrant
                              and Silicon Valley Bank.
               10.26*(10)     1996 Stock Option Plan.
               10.27(9)(10)   Licensing, Development and Manufacturing
                              Agreement dated as of February 2, 1996 between
                              the Registrant and EndoTex Interventional
                              Systems, Inc.
               10.28(9)(10)   National Contract dated October 1995 between the Registrant and Surgical




                              Care Affiliates, Inc.
               10.29(9)(10)   License Agreement dated as of January 1, 1996
                              between the Registrant and Alliance of
                              Children's Hospitals, Inc.
               10.31*(10)     Letter Agreement with Robert A. Stern dated January 10, 1996.
               10.32*(11)     Change of Control Agreement dated as of September 12, 1996 between the Registrant and William G. Mavity.
               10.33+(11)     License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
               10.34+(11)(12) License, Supply and Distribution Agreement dated as of January
                              6, 1997 by and between the Registrant and
                              Sherwood Medical Company.
               10.35*(11)     Letter Agreement with Daniel J. Genter dated March 13, 1996.
               10.36(11)      Amendment to Loan and Security Agreement dated as of February
                              4, 1997 between the Registrant and Silicon Valley Bank.
               10.37*(11)     Form of Senior Management Change of Control Agreement.
               23.1(11)       Consent of Independent Certified Public Accountants.
               27.1(11)       Financial Data Schedule.

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

               (3) Incorporated by reference to exhibits filed in response to
               Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

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

               (10) Incorporated by reference to exhibits filed in response to
               Item 13, "Exhibit List and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

               (11) Item filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, to which this Form 10-K/A relates.

               (12) This exhibit reflects changes to certain redacted portions of this Agreement as compared to the version that was originally filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.