Form 10-Q
period 1998-03-31
INNERDYNE INC
filed 1998-05-13
CIK 822084

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

        The number of shares of Registrant's Common Stock issued and outstanding as of March 31, 1998 was 21,753,251.

================================================================================

                                TABLE OF CONTENTS

                                                                               PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets.............................................3

           Condensed Statements of Operations...................................4

           Condensed Statements of Cash Flows ..................................5

           Notes to Condensed Financial Statements .............................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations. ..........................................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .........21

PART II.   OTHER INFORMATION ..................................................22

Item 1.    Legal Proceedings                                                   22

Item 2.    Changes in Securities and use of Proceeds                           22

Item 3.    Defaults upon Senior Securities                                     22

Item 4.    Submission of Matters to a vote of Security Holders                 22

Item 5.    Other Items                                                         22

Item 6.    Exhibits and Reports on Form 8-K                                    22

           Signature Page

                          PART I- FINANCIAL INFORMATION

Item 1. -  Financial Statements

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        MARCH 31,        DECEMBER 31,
                                                                          1998              1997
                                                                      (UNAUDITED)        (*SEE NOTE)
                                                                      ------------       ------------
Current assets:

   Cash and cash equivalents ...................................      $  5,120,127       $  6,091,497
   Accounts receivable .........................................         2,533,088          1,920,966
   Interest and other receivables ..............................           649,912            702,606
   Inventory ...................................................         1,330,568          1,454,266
   Prepaid expenses and other ..................................           180,666            116,821
                                                                      ------------       ------------

     Total current assets ......................................         9,814,361         10,286,156

Equipment and leasehold improvements, net ......................           898,305            987,241
Other assets ...................................................            45,695             45,695
                                                                      ------------       ------------

     Total assets ..............................................      $ 10,758,361       $ 11,319,092
                                                                      ============       ============


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit ..............................................      $    300,000       $    300,000
   Current installments of long-term debt ......................           340,543            340,543
   Accounts payable ............................................           138,855            489,602
   Accrued liabilities .........................................         1,447,119          1,504,336
                                                                      ------------       ------------
      Total current liabilities ................................         2,226,517          2,634,481

Long-term debt, excluding current installments .................           582,783            649,061

Stockholders' equity:
   Common stock ................................................           217,621            217,549
   Additional paid-in- capital .................................        60,017,883         60,000,046
   Accumulated deficit .........................................       (52,286,443)       (52,182,045)
      Net stockholders' equity .................................      $  7,949,061       $  8,035,550
                                                                      ------------       ------------
Total Liabilities and Stockholders equity ......................      $ 10,758,361       $ 11,319,092

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE-MONTHS ENDED
                                                          --------------------------------
                                                          MARCH 31, 1998    MARCH 31, 1997
                                                           ------------       ------------
Product, licensing and contract revenue .............      $  4,205,772       $  2,951,204

  Cost of sales .....................................         1,306,245          1,240,938

  Research, development, regulatory and clinical ....           758,496            621,904

  Sales and marketing ...............................         1,735,439          1,271,780

  General and administrative ........................           552,573            526,316
                                                           ------------       ------------

     Total costs and expenses .......................         4,352,753          3,660,938
                                                           ------------       ------------

     Operating loss .................................          (146,981)          (709,734)

Other net ...........................................            42,583             56,223
                                                           ------------       ------------

     Net loss .......................................      $   (104,398)      $   (653,511)
                                                           ============       ============

Basic and Diluted loss per share ....................      $       (.00)      $       (.03)
                                                           ============       ============

Basic and Diluted weighted average shares outstanding        21,756,586         21,618,093
                                                           ============       ============


     See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE-MONTHS ENDED
                                                                     -----------------------------
                                                                       MARCH 31,         MARCH 31,
                                                                         1998              1997
                                                                     -----------       -----------
Cash flows from operating activities:
Net loss ......................................................      $  (104,398)      $  (653,511)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................          132,693           154,896
   Decrease (increase) in receivables .........................         (559,428)         (623,581)
   Decrease in inventories ....................................          123,698           168,059
   Increase in prepaid expenses, and other assets .............          (63,845)          (62,037)
   Increase (decrease) in accounts payable ....................         (350,746)           80,900
   Decrease in accrued expenses ...............................          (57,217)          (73,360)
                                                                     -----------       -----------

Net cash used in operating activities .........................         (879,243)       (1,008,634)
                                                                     -----------       -----------

Cash flows from investing activities:
Capital expenditures ..........................................          (43,757)          (94,825)
                                                                     -----------       -----------

Net cash used in investing activities .........................          (43,757)          (94,825)
                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ................           17,909             5,966
   Principal payments on long-term debt, capital leases .......          (66,278)          (15,117)

Net cash used in financing activities .........................          (48,370)           (9,151)
                                                                     -----------       -----------


Net decrease in cash and cash equivalents .....................         (971,370)       (1,112,610)

Cash and cash equivalents at beginning of period ..............        6,091,497         7,270,285
                                                                     -----------       -----------

Cash and cash equivalents at end of period ....................      $ 5,120,127       $ 6,157,675
                                                                     ===========       ===========



     See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-month period ended March 31, 1998 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2)     INVENTORIES

        Inventories consist of the following:

                                               MARCH 31,     DECEMBER 31,
                                                 1998          1997
                                             ----------      ----------
                                            (UNAUDITED)
         Raw materials and supplies ...      $  882,324      $  870,627
         Finished goods ...............         448,244         583,639
                                             ----------      ----------

         Net inventory ................      $1,330,568      $1,454,266
                                             ==========      ==========


(3)      COMPREHENSIVE INCOME (LOSS)

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending March 31, 1998 and 1997 comprehensive loss was equal to the net loss as presented in the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step(TM) family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results," as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Step. The Step device incorporates the Company's proprietary radial dilation technology and was InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the FDA to market this device for laparoscopic and thorascopic M.I.S. procedures. The Company's Step access device replaces trocars, eliminating the risk of internal organ damage from contact with the sharp surfaces of a trocar. In contrast to conventional trocars, the Step device utilizes a standard insufflation needle for penetration through the abdominal wall at each site where it is utilized, creating only a small puncture wound. Following removal of the needle, a sheath that surrounds the needle is then dilated up to a larger working channel through the insertion of a tapered dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel, with an integral insufflation valve at the proximal end. The radial dilation of tissue to an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system, which may cause a larger residual wound. After completion of a procedure, the rigid cannula is removed, and the sheath retracts, permitting the opening in each of the muscular layers of the abdominal wall to recover. The residual wound is approximately half the size of that made using a conventional trocar of similar size. The Step is currently utilized primarily in minimally invasive general, gynecological and pediatric surgical procedures.

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

        Reposable Step. Launched in 1996, the Reposable Step incorporates the radial dilation features of disposable Step devices in a partially reusable access device. A substantial market for reusable trocars exists, and management expects a trend toward a somewhat more frequent usage of reusable devices. The Reposable Step includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single-use components, designed to be disposed of following surgery.

        Mini Step. The Mini Step is a small-diameter radially dilating access device designed for use in office micro-laparoscopic surgery utilizing small instruments, and in tubal ligation and pediatric procedures. The working diameter of the Mini Step ranges from a nominal 2mm to 8mm. Like the Step device, the Mini Step is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini Step devices were commercially introduced in 1997.

        One-Step. The One-Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One-Step device is expected to be commercially introduced in 1998.

        Open Step. The Open-Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open-Step device is expected to be commercially introduced in the second quarter of 1998.

        Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The only current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. The Company filed a 510(k) application for intra-organ indications of its Step products with the FDA in 1998.

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

        InnerDyne also committed resources to an investigation of the potential market opportunity in arthroscopic procedures during 1997. Limited clinical usage of the initial design accompanied by substantial exposure and feedback from arthroscopic surgeons was completed during the last half of 1997. The Company is exploring the potential this product may have, if any, and alternative distribution methods in the arthroscopic marketplace. InnerDyne expects to complete the arthroscopic market opportunity assessment by the end of the second quarter of 1998. In addition, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters. Developmental expenditures for new applications for the Company's proprietary radial dilation technology may impact the timing and achievement of sustained profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.

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

        In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl system and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. As of March 31, 1998, the Company had effectively transferred all technology and related development responsibility for the EnAble project to U.S. Surgical.

        Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and depends on whether the licensee can satisfy performance milestones.

Biocompatible Coating Technologies

        The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating, and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. The company developed a less complex method of coating devices with a TRC coating which was commercially introduced in the first quarter of 1998. InnerDyne is developing a proprietary coating technology to which rhenium-188 or other radioisotope can be attached just prior to a therapeutic intervention to possibly reduce restenosis in patients who have had interventional vascular procedures. The isotope coating chemistry may also have applications in the fields of oncology and the treatment of arthritis.

        In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997. In March 1998, SENKO licensed InnerDyne's less complex method of coating devices with a TRC coating on a non-exclusive basis.

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

RESULTS OF OPERATIONS

        Total revenue for the three month period ended March 31, 1998 was $4,205,772, compared to $2,951,204 for the corresponding period in 1997. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $3,801,040 for the three month period ended March 31, 1998, from $2,519,154 for the corresponding period in 1997, reflecting increased sales of the Company's Step devices, and a price increase implemented January 1, 1998 to offset increased labor and raw material costs. Licensing and contract revenue for the three month period ended March 31, 1998 was $404,732, compared to $432,050 for the corresponding period in 1997. Licensing and contract revenue for the March 31, 1998 and March 31, 1997 periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and the licensing of the Company's proprietary biocompatible coating technology. Licensing and contract revenue for the March 31, 1997 period also related to the development of non-competing applications for the Company's radial dilation technology. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

        Cost of sales was $1,306,245 for the three month period ended March 31, 1998, compared to $1,240,938 for the same period in 1997. The increase in cost of sales for the three month period ended March 31, 1998 is attributable to the increase in production and sales volume compared to the same period in 1997.

        Research, development, regulatory and clinical expenses for the three month period ended March 31, 1998 were $758,496, compared to $621,904 for the corresponding period in 1997. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby possibly reducing expected costs.

        Sales and marketing expenses were $1,735,439 for the three month period ended March 31, 1998, compared to $1,271,780 for the corresponding period ended March 31, 1997, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $552,573 for the three month period ended March 31, 1998, compared to $526,316 for the corresponding period ended March 31, 1997. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        Other net, decreased to $42,583 for the three month period ended March 31, 1998, compared to $56,223 for the same period in 1997, primarily as a result of decreased interest income earned on lower average cash and cash equivalents balances.

        The Company incurred a net loss of $104,398, or $0.00 per share, for the three month period ended March 31, 1998, compared to a net loss of $653,511, or $.03 per share, for the same period in 1997. Management believes that the Company is likely to incur operating losses at least through 1998.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to March 31, 1998, the Company has incurred a cumulative net loss of approximately $52 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's commissions and offering expenses).

        At March 31, 1998, cash and cash equivalents totaled $5,120,127 compared to a total cash and cash equivalents balance of $6,091,497 at December 31, 1997. The Company had $43,757 in capital expenditures in the three months ended March 31, 1998. Working capital totaled $7,587,844 at March 31, 1998, and the Company had long-term debt, excluding current installments, totaling $582,783 relating to financing of equipment.

        In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through June 18, 1998 on a revolving credit basis at prime plus 1% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $500,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus 1%. As of March 31, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $216,793 under the current agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of March 31, 1998 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

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

        The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        History of Losses; Profitability Uncertain. InnerDyne has experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $0.1 million on revenues of $4.2 million, $0.9 million on revenues of $15.7 million, $4.6 million on revenues of $9.1 million and $5.6 million on revenues of $5.3 million for the three months ended March 31, 1998 and the fiscal years ended December 31, 1997, 1996 and 1995, respectively. As of March 31, 1998, InnerDyne had an accumulated deficit of approximately $52 million.

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

        Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes currently being introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Stock Price Volatility. The stock market in general and stocks of medical device companies in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally or general market conditions may have a significant effect on the market price of the Company's Common Stock.

        Environmental Regulations. The Company is subject to a variety of local, state and federal governmental regulations relating to the use, storage, handling, manufacture and disposal of toxic and other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with applicable governmental environmental regulations. Nevertheless, the failure by the Company to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability, under certain statutes. The imposition of such liabilities could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Control by Directors and Principal Stockholders. As of March 31, 1998, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 25% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

        Anti-Takeover Effect of Certain Charter Provisions of Common Stock. Provisions of the Company's Certificate of Incorporation that allow the Company to issue Preferred Stock without any vote or further action by the stockholders, the fact that the Company's Certificate of Incorporation does not permit stockholders to cumulate votes in the election of directors, as well as the Company's adoption of a poison pill Preferred Share Purchase Rights plan in September 1997 may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the inability of stockholders to cumulate votes in the election of directors, the poison pill and provisions of Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. The possible issuance of Preferred Stock, the poison pill and these provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

        Year 2000. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem could have a material impact on the operations of the Company.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)    Not Applicable.

        (b)    Not Applicable.

        (c)    Not Applicable.
        (d)    Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

ITEM 5. OTHER ITEMS

               Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)     Exhibits:

        Exhibit Number 27.01:    Financial Data Schedule

(B)     Reports on Form 8-K:     The Company did not file any reports on
                                 Form 8-K during the quarter ended
                                 March 31, 1998.

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


INNERDYNE, INC.



/s/ Robert A. Stern
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)





Date:   May 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------
27.01            Financial Data Schedule