Form 10-Q/A
period 1998-03-31
INNERDYNE INC
filed 1998-05-15
CIK 822084

================================================================================


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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

        The number of shares of Registrant's Common Stock issued and outstanding as of March 31, 1998 was 21,763,251.

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
                                                                      ============       ============


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit ..............................................      $    300,000       $    300,000
   Current installments of long-term debt ......................           340,543            340,543
   Accounts payable ............................................           138,855            489,602
   Accrued liabilities .........................................         1,447,119          1,504,336
                                                                      ------------       ------------
      Total current liabilities ................................         2,226,517          2,634,481

Long-term debt, excluding current installments .................           582,783            649,061

Stockholders' equity:
   Common stock ................................................           217,621            217,549
   Additional paid-in- capital .................................        60,017,883         60,000,046
   Accumulated deficit .........................................       (52,286,443)       (52,182,045)
                                                                      ------------       ------------
      Net stockholders' equity .................................      $  7,949,061       $  8,035,550
                                                                      ------------       ------------
Total Liabilities and Stockholders equity ......................      $ 10,758,361       $ 11,319,092
                                                                      ============       ============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE-MONTHS ENDED
                                                          --------------------------------
                                                          MARCH 31, 1998    MARCH 31, 1997
                                                           ------------       ------------
Product, licensing and contract revenue .............      $  4,205,772       $  2,951,204

  Cost of sales .....................................         1,306,245          1,240,938

  Research, development, regulatory and clinical ....           758,496            621,904

  Sales and marketing ...............................         1,735,439          1,271,780

  General and administrative ........................           552,573            526,316
                                                           ------------       ------------

     Total costs and expenses .......................         4,352,753          3,660,938
                                                           ------------       ------------

     Operating loss .................................          (146,981)          (709,734)

Other, net ..........................................            42,583             56,223
                                                           ------------       ------------

     Net loss .......................................      $   (104,398)      $   (653,511)
                                                           ============       ============

Basic and Diluted loss per share ....................      $       (.00)      $       (.03)
                                                           ============       ============

Basic and Diluted weighted average shares outstanding        21,756,586         21,618,093
                                                           ============       ============


     See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE-MONTHS ENDED
                                                                     -----------------------------
                                                                       MARCH 31,         MARCH 31,
                                                                         1998              1997
                                                                     -----------       -----------
Cash flows from operating activities:
Net loss ......................................................      $  (104,398)      $  (653,511)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................          132,693           154,896
   Decrease (increase) in receivables .........................         (559,428)         (623,581)
   Decrease in inventories ....................................          123,698           168,059
   Increase in prepaid expenses, and other assets .............          (63,845)          (62,037)
   Increase (decrease) in accounts payable ....................         (350,746)           80,900
   Decrease in accrued expenses ...............................          (57,217)          (73,360)
                                                                     -----------       -----------

Net cash used in operating activities .........................         (879,243)       (1,008,634)
                                                                     -----------       -----------

Cash flows from investing activities:
Capital expenditures ..........................................          (43,757)          (94,825)
                                                                     -----------       -----------

Net cash used in investing activities .........................          (43,757)          (94,825)
                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ................           17,909             5,966
   Principal payments on long-term debt, capital leases .......          (66,278)          (15,117)
                                                                     -----------       -----------

Net cash used in financing activities .........................          (48,370)           (9,151)
                                                                     -----------       -----------


Net decrease in cash and cash equivalents .....................         (971,370)       (1,112,610)

Cash and cash equivalents at beginning of period ..............        6,091,497         7,270,285
                                                                     -----------       -----------

Cash and cash equivalents at end of period ....................      $ 5,120,127       $ 6,157,675
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
                                             ==========      ==========


(3)      COMPREHENSIVE INCOME (LOSS)

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending March 31, 1998 and 1997 comprehensive loss was equal to the net loss as presented in the accompanying statement of operations.

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

        In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997. In March 1998, SENKO licensed InnerDyne's less complex method for coating devices with a TRC coating on a non-exclusive basis.

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

        Other, net decreased to $42,583 for the three month period ended March 31, 1998, compared to $56,223 for the same period in 1997, primarily as a result of decreased interest income earned on lower average cash and cash equivalents balances.

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

        At March 31, 1998, cash and cash equivalents totaled $5,120,127 compared to a total cash and cash equivalents balance of $6,091,497 at December 31, 1997. The Company had $43,877 in capital expenditures in the three months ended
March 31, 1998. Working capital totaled $7,587,844 at March 31, 1998, and the Company had long-term debt, excluding current installments, totaling $582,783 relating to financing of equipment.

        In June 1997, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through June 18, 1998 on a revolving credit basis at prime plus 1% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $500,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus 1%. As of March 31, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $216,743 under the current agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of March 31, 1998 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

        In the future, the Company expects to incur additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the progress of the Company's research and development, and will include factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products.

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

        In the future, the Company expects to incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will achieve or maintain profitability.

        Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. The Ethicon EndoSurgery Division of Johnson & Johnson has made a major investment in the M.I.S. field in recent years the parent company is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

        In the thermal ablation market, the primary competition for the EnAbl System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The EnAbl System will also compete against other techniques under development and initial introduction for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being commercialized by GyneCare, Inc., a unit of Johnson & Johnson.

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

        Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes recently introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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