Form 10-Q
period 1998-06-30
INNERDYNE INC
filed 1998-08-12
CIK 822084

================================================================================

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

                         Commission file number 0-19707

                                 INNERDYNE, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                               87-0431168
            (State or other                        (I.R.S. Employer
            jurisdiction of                       Identification No.)
            incorporation
             or organization)

                   1244 REAMWOOD AVENUE, SUNNYVALE, CA 94089
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         The number of shares of Registrant's Common Stock issued and outstanding as of July 31, 1998 was 21,840,155.


--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

             Condensed Balance Sheets..................................................................         3

             Condensed Statements of Operations........................................................         4

             Condensed Statements of Cash Flows .......................................................         5

             Notes to Condensed Financial Statements...................................................         6


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations ....         7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................        22

PART II.  OTHER INFORMATION............................................................................        23

Item 1.      Legal Proceedings                                                                                 23

Item 2.      Changes in Securities and Use of Proceeds                                                         23

Item 3.      Defaults upon Senior Securities                                                                   23

Item 4.      Submission of Matters to a Vote of Security Holders                                               23

Item 5.      Other Information                                                                                 24

Item 6.      Exhibits and Reports on Form 8-K                                                                  24

             Signature Page                                                                                    25

                          PART I- FINANCIAL INFORMATION

Item 1. -  Financial Statements

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                        JUNE 30,           DECEMBER 31,
                                                          1998                 1997
                                                       (UNAUDITED)         (*SEE NOTE)
                                                      ------------         ------------
Current assets:

   Cash and cash equivalents .................        $  6,007,147         $  6,091,497
   Accounts receivable .......................           2,648,836            1,920,966
   Interest and other receivables ............             290,638              702,606
   Inventory .................................           1,187,846            1,454,266
   Prepaid expenses and other ................             116,519              116,821
                                                      ------------         ------------

     Total current assets ....................          10,250,986           10,286,156

Equipment and leasehold improvements, net ....             814,851              987,241
Other assets .................................              45,695               45,695
                                                      ------------         ------------

     Total assets ............................        $ 11,111,532         $ 11,319,092
                                                      ============         ============


                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit ............................        $    300,000         $    300,000
   Current installments of long-term debt ....             340,543              340,543
   Accounts payable ..........................             269,268              489,602
   Accrued liabilities .......................           1,572,759            1,504,336
                                                      ------------         ------------
        Total current liabilities ............           2,482,570            2,634,481

Long-term debt, excluding current installments             574,972              649,061

Stockholders' equity:
   Common stock ..............................             218,402              217,549
   Additional paid-in- capital ...............          60,143,155           60,000,046
   Accumulated deficit .......................         (52,307,567)         (52,182,045)
                                                      ------------         ------------
        Net stockholders' equity .............        $  8,053,990         $  8,035,550
                                                      ------------         ------------
Total liabilities and stockholders' equity ...        $ 11,111,532         $ 11,319,092
                                                      ============         ============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE-MONTHS ENDED                       SIX-MONTHS ENDED
                                                             JUNE 30,            JUNE 30,            JUNE 30,             JUNE 30,
                                                               1998                1997                1998                 1997
                                                           ------------        ------------        ------------        ------------
Product, licensing and contract revenue ............       $  4,372,636        $  3,694,778        $  8,578,408        $  6,645,982

Cost of sales ......................................          1,422,080           1,204,175           2,728,325           2,445,113

Research, development, regulatory and clinical .....            768,707             935,381           1,527,203           1,557,285

Sales and marketing ................................          1,749,421           1,491,258           3,484,860           2,763,038

General and administrative .........................            496,765             547,481           1,049,338           1,073,797
                                                           ------------        ------------        ------------        ------------
      Total costs and expenses .....................          4,436,973           4,178,295           8,789,726           7,839,233
                                                           ------------        ------------        ------------        ------------
      Operating loss ...............................            (64,337)           (483,517)           (211,318)         (1,193,251)

Interest/other income, net .........................             43,213              47,570              85,796             103,793
                                                           ------------        ------------        ------------        ------------

      Diluted and basic net loss ...................       $    (21,124)       $   (435,947)       $   (125,522)       $ (1,089,458)
                                                           ============        ============        ============        ============
Diluted and basic net loss per share ...............       $       (.00)       $       (.02)       $       (.01)       $       (.05)
                                                           ============        ============        ============        ============
Weighted average diluted and basic shares
   outstanding .....................................         21,813,294          21,656,410          21,785,097          21,637,357
                                                           ============        ============        ============        ============


See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       SIX-MONTH PERIODS
                                                                                                              ENDED
                                                                                                   JUNE 30,              JUNE 30,
                                                                                                     1998                   1997
                                                                                                  -----------           -----------
Cash flows from operating activities:
Net loss ...............................................................................          $  (125,522)          $(1,089,458)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold improvements ...............              270,687               302,081
   Increase in receivables .............................................................             (315,902)             (755,870)
   Decrease in inventories .............................................................              266,420                84,072
   Decrease (increase) in prepaid expenses, and other assets ...........................                  302                (2,988)
   Increase (decrease) in accounts payable .............................................             (220,334)              101,375
   Increase (decrease) in accrued expenses .............................................               68,423               (43,461)
                                                                                                  -----------           -----------

Net cash used in operating activities ..................................................              (55,926)           (1,404,249)
                                                                                                  -----------           -----------

Cash flows from investing activities:
   Capital expenditures ................................................................              (98,297)             (160,179)
                                                                                                  -----------           -----------

Net cash used in investing activities ..................................................              (98,297)             (160,179)
                                                                                                  -----------           -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net .........................................              143,962                66,672
   Proceeds from long-term debt ........................................................               58,467                67,846
   Principal payments on long-term debt ................................................             (132,556)              (32,312)
                                                                                                  -----------           -----------

Net cash provided by financing activities ..............................................               69,873               102,206
                                                                                                  -----------           -----------

Net  decrease in cash and cash equivalents .............................................              (84,350)           (1,462,222)

Cash and cash equivalents at beginning of period .......................................            6,091,497             7,270,285
                                                                                                  -----------           -----------

Cash and cash equivalents at end of period .............................................          $ 6,007,147           $ 5,808,063
                                                                                                  ===========           ===========



See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three and six month periods ended June 30, 1998 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2)  INVENTORIES

         Inventories consist of the following:

                              JUNE 30, 1998   DECEMBER 31, 1997

Raw materials and supplies      $  811,259      $1,110,989
Finished goods ...........         376,587         583,639
                                ----------      ----------

Net inventory ............      $1,187,846      $1,454,266
                                ==========      ==========


(3)  COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending June 30, 1998 and 1997, comprehensive loss was equal to the net loss as presented in the accompanying statement of operations.

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

INTRODUCTION

         InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. In December 1996, the Company announced the signing of an agreement which grants United States Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the Company's proprietary thermal ablation technology. The Company also possesses biocompatible coating technologies which have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering selected pharmaceuticals and radioactive isotopes to areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

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

         Step(TM) Product Line. The Company has developed a family of products utilizing InnerDyne's proprietary radial dilation technology. The initial Step products were introduced commercially in late 1994 and are designed to provide access to the abdominal cavity in order to facilitate the visualization and treatment of target areas within the cavity while minimizing the tissue trauma associated with such access.

         Step. The Step device incorporates the Company's proprietary radial dilation technology and was InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the FDA to market this device for laparoscopic and thorascopic M.I.S. procedures. The Company's Step access device replaces trocars, eliminating the risk of internal organ damage from contact with the sharp surfaces of a bladed trocar. In contrast to conventional trocars, the Step device utilizes a standard insufflation needle for penetration through the abdominal wall at each site where it is utilized, creating only a small puncture wound. Following removal of the needle, a sheath that surrounds the needle is then dilated up to a larger working channel through the insertion of a tapered dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel, with an integral insufflation valve at the proximal end. The radial dilation of tissue to an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system, which may cause a larger residual wound. After completion of a procedure, the rigid cannula is removed, and the sheath retracts, permitting the opening in each of the muscular layers of the abdominal wall to recover. The residual wound is approximately half the size of that made using a conventional trocar of similar size. The Step is currently utilized primarily in minimally invasive general, gynecological and pediatric surgical procedures.

         Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcome study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Two randomized prospective studies involving 331 patients intended to replicate the findings of the initial outcome study were completed during 1997. Results of both studies indicate that Step virtually eliminates many of the complications associated with the use of conventional trocars. These results have been presented at major international conferences and have been submitted for publication.

         Short Step. The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of 35 free-standing children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will continue to help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

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

         Open Step. The Open-Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open-Step device was commercially introduced in the second quarter of 1998.

         One Step. The One Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One Step device is expected to be commercially introduced in the last half of 1998.

         Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. The Company filed a 510(k) application for intra-organ indications of its Step products with the FDA in 1998.

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

         The Company entered into an agreement covering the development of a less traumatic means of placing enteral feeding tubes with Sherwood-Davis & Geck ("SDG") in 1997. The Company announced that it had received the single regulatory milestone payment associated with the SDG agreement during the second quarter of 1997. In the first quarter of 1998, InnerDyne and SDG terminated the development agreement coincident with the sale of SDG to another corporation.

         During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures, and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and continued testing the product concept in conjunction with cardiology advisors in the first quarter of 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. If clinical benefits are confirmed in continuing usage, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in late 1998.

         InnerDyne also committed resources to an investigation of the potential market opportunity in arthroscopic procedures during 1997 and early 1998. Limited clinical usage of the initial design accompanied by substantial exposure and feedback from arthroscopic surgeons was completed during the last half of 1997. InnerDyne completed the arthroscopic market opportunity assessment in the second quarter of 1998. The Company is exploring the potential this product may have, if any, and alternative distribution methods in the arthroscopic marketplace. It is unlikely that an arthroscopic access product will be brought to market unless a suitable distribution partner can be found.

Additionally, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters. Developmental expenditures for new applications for the Company's proprietary radial dilation technology may impact the timing and achievement of sustained profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.

Thermal Ablation Technology

         The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl(TM) System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution "in situ." The EnAbl(TM) System, which includes a control console, a reusable handpiece, and a disposable probe, enables the clinician to fill the uterus with normal saline solution, which is then heated. The heated solution ablates -- or destroys -- the uterine lining, the source of the abnormal bleeding. The EnAbl(TM) System is designed to help physicians treat women suffering from this common and often debilitating condition in a minimally invasive and less costly manner, with potentially fewer complications. The system is expected to be easy for the physician to use, and to offer the possibility to conduct the procedure under local anesthesia. As a result, the procedure may take less time than currently available therapies and can potentially be performed in an outpatient surgery center or a physician's office. Although this procedure is expected to result in the infertility of the patient, the Company believes that the EnAbl(TM) System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to many alternative therapies. For these reasons the Company also believes that the EnAbl(TM) System has the potential to be more cost-effective than many alternative therapies. The Company has completed initial safety and preliminary efficacy trials with this system. The results of these limited trials indicate that the EnAbl(TM) System may represent a safe means of ablating uterine tissue. However, there can be no assurance that the feasibility of this technology will be satisfactorily demonstrated in expanded efficacy trials or that the system will be successfully commercialized.

         In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl(TM) System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl(TM) system and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. As of March 31, 1998, the Company had effectively transferred all technology and related development responsibility for the project to U.S. Surgical.

Biocompatible Coating Technologies

         The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating, and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. The Company developed a less complex method of coating devices with a TRC coating which was commercially introduced in the first quarter of 1998. InnerDyne is developing a proprietary coating technology to which rhenium-188 or other radioisotopes can be attached just prior to a therapeutic intervention to possibly reduce restenosis in patients who have had interventional vascular procedures. The isotope coating chemistry may also have applications in the fields of oncology and the treatment of arthritis.

         In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997. In April of 1998 SENKO licensed InnerDyne's less complex method for coating devices with heparin on a non-exclusive basis. The addition of this new means of attaching the drug heparin to prevent the formation of blood clots on a surface is expected to further enhance Senko's oxygenator product offering.

         In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments. Boston Scientific notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology called for under the terms of the agreement.

         In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. The ORNL researchers will help to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and this new technology will be provided to investigators at BNL who will, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepare the radioactive stents and implant them into the arteries of swine or rabbits to evaluate the effectiveness of this new approach to inhibit restenosis. Management believes that the combination of InnerDyne and Oak Ridge National Laboratory technologies may positively impact the overall costs associated with stenting procedures, if successful, by providing a method of attaching a radioisotope just prior to implantation.

         In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical Corporation covering the licensing of its proprietary siloxane coating technology, for use by U. S. Surgical to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, in exchange for the payment of initial license fees and capital equipment costs, InnerDyne will construct a custom coating system, and provide coated product samples for testing by U. S. Surgical. Assuming the testing confirms that coated samples meet U. S. Surgical's requirements, InnerDyne will receive a final license fee payment, and will assist in the transfer of the system to a location designated by U. S. Surgical. Coincident with transfer and system startup, a royalty payment period will begin.

         Because of the strength of the covalent bonds used in the Company's TRC technology, and other properties noted above, the Company believes that its technology may have advantages over presently available bioactive coating technologies in several potential applications, including the coating of vascular stents, grafts, vena cava filters and other implantable devices. The Company has undertaken a number of discussions with potential licensees of the Company's coating technologies, in addition to those mentioned above, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. There can be no assurances that such discussions and trials will result in additional revenue, or that the potential revenue from current agreements or research efforts will ever be realized.



RESULTS OF OPERATIONS

          Total revenue for the three and six month periods ended June 30, 1998 was $4,372,636 and $8,578,408 respectively, compared to $3,694,778 and $6,645,982 for the corresponding periods in 1997. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $3,948,933 and $7,749,973 for the three and six month periods ended June 30, 1998, respectively, from $2,842,610 and $5,361,764 for the corresponding periods in 1997, reflecting increased sales of the Company's Step devices. Licensing and contract revenue for the three and six month periods ended June 30, 1998 were $423,703 and $828,435 respectively, compared to $852,168 and $1,284,218 for the corresponding periods in 1997. Licensing and contract revenue for the periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and the licensing of the Company's proprietary biocompatible coating technology. Licensing and contract revenue for the 1997 periods also related to the development of non-competing applications for the Company's radial dilation technology. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

         Cost of sales were $1,422,080 and $2,728,325, respectively, for the three and six month periods ended June 30, 1998, compared to $1,204,175 and $2,445,113 for the same periods in 1997. The increase in cost of sales for the three and six month periods ended June 30, 1998 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1997.



         Research, development, regulatory and clinical expenses ("R&D") for the three and six month periods ended June 30, 1998 were $768,707 and $1,527,203, respectively, compared to $935,381 and $1,557,285 for the corresponding periods in 1997. In the 1997 and 1998 periods, a significant part of the R&D expenses were reimbursed by development partners, thereby generating off-setting licensing and contract revenue. The reduction in R&D expenditures is primarily the result of a transfer of the EnAbl (TM) thermal ablation program to US Surgical in the first quarter of 1998. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby possibly reducing expected costs.

         Sales and marketing expenses were $1,749,421 and $3,484,860, respectively, for the three and six month periods ended June 30, 1998, compared to $1,491,258 and $2,763,038 for the corresponding periods in 1997, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

         General and administrative expenses were $496,765 and $1,049,338, respectively, for the three and six month periods ended June 30, 1998, compared to $547,481 and $1,073,797 for the corresponding periods in 1997. The reduction in general and administrative expenses was the result of a reduction in insurance premiums and strict application of cost controls. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

         Interest/other income net decreased to $43,213 and $85,796, respectively, for the three and six month periods ended June 30, 1998, compared to $47,570 and $103,793 for the same periods in 1997, primarily as a result of decreased interest income earned on lower average cash and cash equivalents balances.

         The Company incurred a net loss of $21,124 or $.00 cents per share, and $125,522 or $.01 cents per share, for the three and six month periods ended June 30, 1998, compared to a net loss of, $435,947 or $.02 per share and $1,089,458 or $.05 per share, respectively for the same periods in 1997. Management believes the Company could incur operating losses through 1998.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception to June 30, 1998, the Company has incurred a cumulative net loss of approximately $52 million. Since inception, the Company's cash expenditures have exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's commissions and offering expenses).

         At June 30, 1998, cash and cash equivalents totaled $6,007,147 compared to a total cash and cash equivalents balance of $5,120,127 at March 31, 1998. The Company had $98,297 and $427,276 in capital expenditures in the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. Working capital totaled $7,768,416 at June 30, 1998, and the Company had long-term debt, excluding current installments, totaling $574,972 relating to financing of equipment.



         In June 1998, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through June 18, 1999 on a revolving credit basis at prime plus
 .75% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus .75%. As of June 30, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $275,210 under the 1997 agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of June 30, 1998 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

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

         The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the

Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         History of Losses; Profitability Uncertain. InnerDyne has generally experienced operating losses since its inception in December 1985. InnerDyne reported net losses of $0.125 million on revenues of $8.6 million, $0.9 million on revenues of $15.7 million, $4.6 million on revenues of $9.1 million and $5.6 million on revenues of $5.3 million for the six months ended June 30, 1998 and the fiscal years ended December 31, 1997, 1996 and 1995, respectively. As of June 30, 1998, InnerDyne had an accumulated deficit of approximately $52 million.

         In the future, the Company may incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will achieve or maintain profitability.

         Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. The Ethicon Endosurgery Division of Johnson & Johnson has made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

         In the thermal ablation market, the primary competition for the EnAbl
(TM) System is current therapies for the treatment of excessive menstrual bleeding, including drug therapy, dilatation and curettage, surgical endometrial ablation and hysterectomy. The EnAbl(TM) System will also compete against other techniques under development and initial introduction for the treatment of excessive menstrual bleeding, including endometrial ablation techniques that employ RF energy or freezing techniques ("cryoablation") and the uterine balloon therapy system being commercialized by GyneCare, Inc., a unit of Johnson & Johnson.

         Additionally, there are other companies developing alternative methods of uterine tissue ablation that compete with the EnAbl(TM) System. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company and U.S. Surgical or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase.

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

         Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During 1998, the Company introduced the Open-Step product and expects to commercially introduce the OneStep, which is a further enhancement of its Step product line. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

         Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes recently being introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the

Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line, the EnAbl(TM) System and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a PMA. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The EnAbl(TM) System is subject to the PMA approval process prior to marketing by U.S. Surgical within the United States. There can be no assurance that U.S. Surgical will be able to obtain the necessary regulatory approval on a timely basis, or at all, and a delay in receipt of or failure to receive such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Control by Directors and Principal Stockholders. As of June 30, 1998, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 25% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors.

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

         Year 2000. The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem could have a material impact on the operations of the Company.



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

         (b)      Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   (a) At the Annual Meeting of Stockholders of the Registrant, held on May 22, 1998, the stockholders approved the following proposals with the vote indicated below.

                   (b)     Not Applicable

                   (c)     Voting:

                           (1)  Election of Directors

                                NOMINEE                   FOR              WITHHELD
                                -------                   ---              --------

                                Edward W. Benecke         18,320,902         105,672
                                Robert M. Curtis          18,341,074          85,500
                                Eugene J. Fischer         18,341,074          85,500
                                William G. Mavity         18,341,074          85,500
                                Guy P. Nohra              18,341,074          85,500
                                Steven N. Weiss           18,340,974          85,600

                         (2) The amendment of the Company's 1996 Stock Option
                   Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 2,000,000 shares.

                                 IN FAVOR           OPPOSED            ABSTAIN
                                 --------           -------            -------
                                 10,398,126         1,743,105          96,935

                         (3) The amendment of the Company's 1991 Employee Stock
                   Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares to an aggregate of 550,000 shares.

                                 IN FAVOR           OPPOSED            ABSTAIN
                                 --------           -------            -------
                                 11,883,815         265,679            88,672

                         (4) The selection of KPMG Peat Marwick as independent
                   auditors for the Company for the fiscal year ending December 31, 1998.

                                 IN FAVOR           OPPOSED            ABSTAIN
                                 --------           -------            -------
                                 18,318,317         53,951             54,306

ITEM 5.  OTHER INFORMATION

                  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit Number 10.38:   Loan Modification Agreement dated as of
                                 June 18, 1998 by and between the Registrant and Silicon Valley Bank


                        27.01:   Financial Data Schedule


(b)      Reports on Form 8-K: None

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


INNERDYNE, INC.



/s/ Robert A. Stern
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)





Date:    August 11, 1998

                               INDEX TO EXHIBITS



Exhibit
Number                         Description
--------                       -----------
 10.38                         Loan Modification Agreement dated as of
                               June 18, 1998 by and between the Registrant
                               and Silicon Valley Bank

 27.01                         Financial Data Schedule
