Form 10-Q
period 1998-09-30
INNERDYNE INC
filed 1998-11-12
CIK 822084

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

    |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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

                    1244 REAMWOOD AVENUE, SUNNYVALE, CA 94089
          (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of Registrant's Common Stock issued and outstanding as of October 30, 1998 was 21,840,155.


================================================================================

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets .......................................................   3

         Condensed Statements of Operations .............................................   4

         Condensed Statements of Cash Flows .............................................   5

         Notes to Condensed Financial Statements ........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................   23


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................   24

Item 2.  Changes in Securities and Use of Proceeds......................................   24

Item 3.  Defaults upon Senior Securities........................................ .......   24

Item 4.  Submission of Matters to a Vote of Security Holders............................   24

Item 5.  Other Information..............................................................   24

Item 6.  Exhibits and Reports on Form 8-K...............................................   24

         Signature Page.................................................................   25

PART I -- FINANCIAL INFORMATION

Item 1.-- Financial Statements

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                                    September 30,     December 31,
                                                                         1998             1997
                                                                     (Unaudited)      (*See Note)
                                                                    -------------     ------------
Current assets:

  Cash and cash equivalents.......................................    $6,124,895        $6,091,497
  Accounts receivable.............................................     2,484,546         1,920,966
  Interest and other receivables..................................       329,112           702,606
  Inventory.......................................................     1,294,665         1,454,266
  Prepaid expenses and other......................................       131,856           116,821
                                                                      ----------        ----------

    Total current assets..........................................    10,365,074        10,286,156

  Equipment and leasehold improvements, net.......................       816,026           987,241
  Other assets....................................................        45,695            45,695
                                                                      ----------        ----------

    Total assets                                                     $11,226,795       $11,319,092
                                                                     ===========       ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:

  Line of credit..................................................      $300,000          $300,000
  Current installments of long-term debt..........................       340,543           340,543
  Accounts payable................................................        63,707           489,602
  Accrued liabilities.............................................     1,716,026         1,504,336
                                                                      ----------        ----------
    Total current liabilities.....................................     2,420,276         2,634,481

Long-term debt, excluding current installments....................       486,280           649,061

Stockholders' equity:
  Common stock....................................................       218,402           217,549
  Additional paid in capital                                          60,143,155        60,000,046
  Accumulated deficit.............................................   (52,041,318)      (52,182,045)
                                                                      ----------        ----------
      Net stockholders' equity....................................     8,320,239        $8,035,550
                                                                      ----------        ----------
Total liabilities and stockholders' equity                           $11,226,795       $11,319,092
                                                                     ===========       ===========

* Condensed from audited financial statements.



           See accompanying notes to condensed financial statements.

INNERDYNE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                Nine Months Ended
                                               September 30,  September 30,      September 30,   September 30,
                                                   1998           1997               1998            1997
                                               -------------  -------------      -------------   -------------
Product, licensing and contract revenue        $ 4,483,730      $ 4,960,477      $13,062,138       $11,606,459

Cost of sales                                    1,301,893        1,299,201        4,030,218         3,744,314

Research, development regulatory and
clinical                                           748,006          988,175        2,275,209         2,545,460

Sales and marketing                              1,719,070        1,648,224        5,203,930         4,411,262

General and administrative                         472,275          579,876        1,521,613         1,653,673
                                                ----------       ----------       ----------        ----------

Total costs and expenses                         4,241,244        4,515,476       13,030,970        12,354,709
                                                ----------       ----------       ----------        ----------

Operating income/loss                              242,486          445,001           31,168          (748,250)

Interest/other income, net                          23,762           56,200          109,559           159,993
                                                ----------       ----------       ----------        ----------

Net income (loss)                               $  266,248       $  501,201       $  140,727        $ (588,257)

Diluted and basic net income (loss) per
  share                                         $     0.01       $     0.02       $     0.01        $    (0.03)
                                                ==========       ==========       ==========        ==========

Weighted average diluted and basic
  shares outstanding:
         Basic                                  21,840,155       21,678,986       21,803,651        21,651,386
                                                ==========       ==========       ==========        ==========
         Diluted                                22,038,548       22,284,617       22,210,017        21,651,386
                                                ==========       ==========       ==========        ==========



            See accompanying notes to condensed financial statements.

INNERDYNE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                             September 30,    September 30,
                                                                                 1998             1997
                                                                             -------------    -------------
Cash flows from operating activities:
Net income (loss)......................................................      $  140,727           $(588,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization of equipment and leasehold                     404,807             455,331
     improvements.......
   Increase in receivables.............................................        (190,086)           (546,787)
   Decrease (increase) in inventories..................................         159,601            (106,231)
   (Increase) decrease in prepaid expenses, and other assets...........         (15,035)              2,454
   Increase (decrease) in accounts payable.............................        (425,895)            149,127

   Increase in accrued expenses........................................         211,691             311,907
   Gain on sale of fixed assets........................................          (1,185)                 --
                                                                             ----------           ---------
Net cash (used in) provided by (used in) operating activities..........         284,625            (322,456)


Cash flows from investing activities:
   Capital expenditures................................................        (233,907)           (249,912)
   Proceeds from sale of fixed assets..................................           1,500                  --
                                                                             ----------           ---------
Net cash used in investing activities..................................        (232,407)           (249,912)
                                                                             ----------           ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net.........................         143,962              69,998
   Proceeds from long-term debt........................................          58,467             103,115
   Principal payments on long-term debt................................        (221,249)            (82,228)
                                                                             ----------           ---------
Net cash (used in) provided by financing activities....................         (18,820)             90,885
                                                                             ----------           ---------
Net  increase (decrease) in cash and cash equivalents..................          33,398            (481,483)

Cash and cash equivalents at beginning of period.......................       6,091,497           7,270,285
                                                                             ----------           ---------
Cash and cash equivalents at end of period.............................      $6,124,895          $6,788,802
                                                                             ==========          ==========



            See accompanying notes to condensed financial statements.

INNERDYNE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three and nine month periods ended September 30, 1998 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10K for the year ended December 31, 1997.


(2)  INVENTORIES

     Inventories consist of the following:

                                                   September 30,   December 31,
                                                       1998           1997
                                                   -------------   ------------
Raw materials and supplies........................  $  778,552     $1,110,989
Finished goods....................................     516,113        583,639
                                                    ----------     ----------

Net inventory.....................................  $1,294,665     $1,454,266
                                                    ==========     ==========


(3)  COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended September 30, 1998 and 1997, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying statements of operations.

(4)  EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," effective January 1, 1998. SFAS 128 establishes a different method of computing the net income (loss) per share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. Earnings (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

     Basic earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended September 30, 1998 and 1997 is summarized as follows:


                                        (Unaudited)               (Unaudited)
                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                      1998         1997         1998         1997
                                   ----------   ----------   ---------    ----------
Basic weighted average number of   21,840,115   21,678,986   21,803,651   21,651,386
common shares outstanding during
the period

Weighted-average number of            198,393      605,631      406,366           --
dilutive common stock options      ----------   ----------   ----------   ----------
outstanding during the period

Diluted weighted average number    22,038,548   22,284,617   22,210,017  21,651,386
of common and common equivalent    ==========   ==========   ==========  ==========
shares outstanding during the
period


     Common stock equivalents of 3,438,991 and 2,694,135, and 3,231,081 and 3,299,766 outstanding during the three and nine month periods ended September 30, 1998 and 1997, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step(TM) family of products, the timely development and market acceptance of new products, the compliance of the Company's product development and manufacturing systems with current U.S. and International quality systems regulations ("QSR"), the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results," as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

     InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. The Company possesses biocompatible coating technologies which have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering selected pharmaceuticals and radioactive isotopes to areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

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

     Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcome study examining this issue were released during late 1995. The study included 98 patients, and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Two randomized prospective studies involving 331 patients intended to replicate the findings of the initial outcome study were completed during 1997. Results of both studies indicate that Step virtually eliminates many of the complications associated with the use of conventional trocars. These results have been presented at major international conferences and have been submitted for publication. In addition, these results and additional studies have been submitted to the FDA in an effort to expand the approved labeling for the Step family of products.

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

     Reposable-Step. Launched in 1996, the Reposable-Step incorporates the radial dilation features of disposable Step devices in a partially reusable access device. A substantial market for reusable trocars exists, and management expects a trend toward a somewhat more frequent usage of reusable devices. The Reposable-Step includes a number of reusable components, consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single-use components, designed to be disposed of following surgery.

     Mini Step. The Mini Step is a small-diameter radially dilating access device designed for use in micro-laparoscopic surgery utilizing small instruments, and in tubal ligation and pediatric procedures. The working diameter of the Mini Step ranges from a nominal 2mm to 8mm. Like the Step device, the Mini Step is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini Step device was commercially introduced in 1997.

     Open-Step. The Open-Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open-Step device was commercially introduced in the second quarter of 1998.

     One-Step. The One-Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One-Step device is expected to be commercially introduced in the fourth quarter of 1998.

     Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated by the scope. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. The Company filed a 510(k) application with the FDA for intra-organ indications of its Step products, and recently received approval of this application.

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

        During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures, and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and continued testing the product concept in conjunction with cardiology advisors in the first quarter of 1998. The study results were positive, and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. Initial distribution of the REVAS vascular access product began in Europe in the second quarter of 1998. In September 1998, InnerDyne announced that it has received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures. If clinical benefits are confirmed in continuing usage, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in late 1998 or 1999.

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

     Additionally, the Company is exploring the potential use of its proprietary radial dilation technology in other applications, such as access for urologic, thoracic and tracheal procedures, and is likely to increase resources associated with the pursuit of one or more of these opportunities in the ensuing quarters. Developmental expenditures for new applications for the Company's proprietary radial dilation technology may impact the timing and achievement of sustained profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.

Thermal Ablation Technology

     The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl(TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution "in situ." The EnAbl System, which includes a control console, a reusable handpiece, and a disposable probe, enables the clinician to fill the uterus with normal saline solution, which is then heated. The heated solution ablates -- or destroys -- the uterine lining, the source of the abnormal bleeding. The EnAbl System is designed to help physicians treat women suffering from this common and often debilitating condition in a minimally invasive and less costly manner, with potentially fewer complications. The system is expected to be easy for the physician to use, and to offer the possibility to conduct the procedure under local anesthesia. As a result, the procedure may take less time than currently available therapies and can potentially be performed in an outpatient surgery center or a physician's office. Although this procedure is expected to result in the infertility of the patient, the Company believes that the EnAbl System has the potential to result in fewer complications and adverse side effects and reduced recovery times compared to many alternative therapies. For these reasons the Company also believes that the EnAbl System has the potential to be more cost-effective than many alternative therapies. The Company has completed initial safety and preliminary efficacy trials with this system. The results of these limited trials indicate that the EnAbl System may represent a safe means of ablating uterine tissue. However, there can be no assurance that the feasibility of this technology will be satisfactorily demonstrated in expanded efficacy trials or that the system will be successfully commercialized.

     In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl system and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. In August 1998, InnerDyne announced it had received notification from U. S. Surgical indicating they would not pursue development or commercialization of the Company's EnAbl System. The Company will be determining in the near future whether to exercise its option to re-purchase the EnAbl System technology rights, and is actively investigating alternative partnership opportunities.

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

     In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan based manufacturer and marketer of membrane oxygenators used in open heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997. In April 1998, SENKO licensed InnerDyne's less complex method for coating devices with heparin on a non-exclusive basis. The addition of this new means of attaching the drug heparin to prevent the formation of blood clots on a surface is expected to further enhance SENKO's oxygenator product offering.

     In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices.

     In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the U.S. Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. The ORNL researchers will help to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and this new technology will be provided to investigators at BNL who will, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepare the radioactive stents and implant them into the arteries of swine or rabbits to evaluate the effectiveness of this new approach to inhibit restenosis. Management believes that the combination of InnerDyne and ORNL technologies may positively impact the overall costs associated with stenting procedures, if successful, by providing a method of attaching a radioisotope just prior to implantation.

     In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical covering the licensing of its proprietary siloxane coating technology for potential use by U. S. Surgical to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, in exchange for the payment of initial license fees and capital equipment costs, InnerDyne will construct a custom coating system and provide coated product samples for testing by U. S. Surgical. Assuming the testing confirms that coated samples meet U. S. Surgical's requirements, InnerDyne will receive a final license fee payment, and will assist in the transfer of the system to a location designated by U. S. Surgical. Coincident with transfer and system startup, a royalty payment period will begin.

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


RESULTS OF OPERATIONS

     Total revenue for the three and nine month periods ended September 30, 1998 was $4,483,730 and $13,062,138 respectively, compared to $4,960,477 and
$11,606,459 for the corresponding periods in 1997. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $4,129,633 and $11,879,606 for the three and nine month periods ended September 30, 1998, respectively, from $3,138,728 and $8,500,492 for the corresponding periods in 1997, reflecting increased sales of the Company's Step devices. Licensing and contract revenue for the three and nine month periods ended September 30, 1998 were $354,097 and $1,182,532 respectively, compared to $1,821,749 and $3,105,967 for the corresponding periods in 1997. Licensing and contract revenue for the 1998 periods related to agreements with third parties covering the development and the licensing of the Company's proprietary biocompatible coating technology. Licensing and contract revenue for the 1997 periods related to the development of non-competing applications for the Company's radial dilation technology, milestone and development payments related to the Company's thermal ablation system and payments related to the Company's proprietary biocompatible coating technology. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

     Cost of sales was $1,301,893 and $4,030,218, respectively, for the three and nine month periods ended September 30, 1998, compared to $1,299,201 and $3,744,314 for the same periods in 1997. The increase in cost of sales for the three and nine month periods ended September 30, 1998 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1997.

     Research, development, regulatory and clinical expenses ("R&D") for the three and nine month periods ended September 30, 1998 were $748,006 and $2,275,209 respectively, compared to $988,175 and $2,545,460 for the corresponding periods in 1997. In the 1997 and 1998 periods, a significant part of the R&D expenses were reimbursed by development partners, thereby generating off-setting licensing and contract revenue. The reduction in R&D expenditures is primarily the result of a transfer of the EnAbl thermal ablation program to U.S. Surgical in the first quarter of 1998. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, or that research in a particular business area could be cut back or terminated, thereby possibly reducing expected costs.

     Sales and marketing expenses were $1,719,070 and $5,203,930, respectively, for the three and nine month periods ended September 30, 1998, compared to $1,648,224 and $4,411,262 for the corresponding periods in 1997, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods, coincident with anticipated increases in product revenue.

     General and administrative expenses were $472,275 and $1,521,613 respectively for the three and nine month periods ended September 30, 1998, compared to $579,876 and $1,653,673 for the corresponding periods in 1997. The decline in general and administrative expenses was the result of a reduction in insurance premiums and strict application of cost controls. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

     Interest/other income net decreased to $23,762 and $109,559, respectively for the three and nine month periods ended September 30, 1998, compared to $56,200 and $159,993 for the same periods in 1997, primarily as a result of decreased interest income earned on average cash and cash equivalents balances and increased interest paid on higher levels of borrowed funds.

     The Company reported net income of $266,248 or $.01 per diluted share, and $140,727 or $.01 per diluted share for the three and nine month periods ended September 30, 1998, compared to net income of, $501,201, or $.02 per share and a net loss of ($588,257) or ($.03) per share, respectively for the same periods in 1997. The third quarter 1997 numbers reflected a substantial one time milestone payment from U.S. Surgical related to the EnAbl thermal ablation system.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception to September 30, 1998, the Company has incurred a cumulative net loss of approximately $52 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's commissions and offering expenses).

     At September 30, 1998, cash and cash equivalents totaled $6,124,895 compared to a total cash and cash equivalents balance of $6,007,147 at June 30, 1998. The Company had $233,907 in capital expenditures in the nine months ended September 30, 1998. Working capital totaled $7,944,798 at September 30, 1998, and the Company had long-term debt, excluding current installments, totaling $486,280 relating to financing of equipment.

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

     As of September 30, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $275,210 under the 1997 agreement with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of September 30, 1998 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

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

     The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least mid 1999, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     History of Losses; Profitability Uncertain. Prior to the third quarter of 1998, InnerDyne had generally experienced operating losses since its inception in December 1985. InnerDyne reported net income of $0.140 million on revenues of $13.1 million, and net losses of $0.9 million on revenues of $15.7 million, $4.6 million on revenues of $9.1 million and $5.6 million on revenues of $5.3 million for the nine months ended September 30, 1998 and the fiscal years ended December 31, 1997, 1996 and 1995, respectively. As of September 30, 1998, InnerDyne had an accumulated deficit of approximately $52 million.

     In the future, the Company may incur substantial additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will be able to maintain profitability.

     Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical, which is being acquired by Tyco International Ltd., is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. The merger with Tyco is expected to significantly expand the combined product offering to the M.I.S. industry. The Ethicon Endosurgery Division of Johnson & Johnson has made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

     The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market is dominated by U.S. Surgical and Ethicon. Both entities have introduced new access devices since InnerDyne entered the M.I.S. access market. A number of other entities participate in various segments of the M.I.S. market, including access.

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

     Additionally, there are other companies developing alternative methods of uterine tissue ablation that compete with the EnAbl System. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices and systems used to treat excessive menstrual bleeding to increase.

     Continued Dependence on Products. To date, substantially all of the Company's revenues from product sales are attributable to Step products, and InnerDyne currently anticipates that sales of Step products will represent the majority of the Company's revenues for the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its Step product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its Step product in the fourth quarter of 1994, and to date sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's Step products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's Step products would have a material adverse effect upon the Company's business, financial condition and results of operations.

     Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. During 1998, the Company introduced the Open-Step and One-Step, which are further enhancements of its Step product line. InnerDyne also launched the radially expanding vascular access system ("REVAS") product line in 1998. The REVAS product line allows a physician to gain vascular access through the femoral, or brachial arteries. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

     Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with FDA and QSR regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes recently introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition

     Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's Step product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes non-product revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins and net income or loss can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company typically derives higher margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

     The Company expects to market its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, are obtained. Although InnerDyne currently has relationships with a limited number of international distributors, there can be no assurance that the Company will be able to build a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products and faces substantial competition from well entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line, the EnAbl System and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to mandate recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a Pre-market Approval ("PMA"). A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. The EnAbl System is subject to the PMA approval process prior to marketing within the United States. There can be no assurance that the necessary regulatory approval can be obtained on a timely basis, or at all, and a delay in receipt of or failure to receive such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP and QSR requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

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

     Dependence on Sole Sources. The materials utilized in the Company's products consist of both standard and custom components that are purchased from a variety of independent sources. The parts used in the Step product are injection molded or produced to the Company's specifications by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect on the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's Step products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are underway. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations.

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

     Dependence on International Sales. In the future, the Company expects to derive a substantial portion of its revenue from international sales. As a result, a significant portion of the Company's revenues could be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could have an adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in the European Economic Community and Japan, continues to expand, and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

     Control by Directors and Principal Stockholders. As of September 30, 1998, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 25% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

     Risks Associated With Software and Hardware and the Year 2000. InnerDyne relies on a variety of internal computer systems and programs in the operation of its business. The Company is currently in the process of testing and upgrading, where necessary, the software and hardware products used in its operations with respect to the year 2000 issue. The Company expects that it will complete its assessment of the impact of the year 2000 problem upon such systems by February 1999. However, InnerDyne believes that any of such systems which are mission-critical to the Company's business operations will be able to recognize a date using "00" as the year 2000. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment and should not be susceptible to universal failures. Were system failures to occur as a result of the year 2000 issue, the Company believes that its on-site engineers and technical personnel would be able to address and resolve such issues prior to the occurrence of any material adverse effect on the Company's business operations.

     The failure of certain of the systems upon which the Company relies, such as payroll and banking services, could be disruptive to the Company's business operations if such systems were unavailable for an extended period of time. The Company is in the process of making inquiries with the providers of such types of services to determine their year 2000 readiness. However, the Company believes that its business operations would not be materially adversely effected by short disruptions in such services and that the providers of such services (who also typically service many other business customers) will take steps to rectify any failures as soon as possible. More generally, the Company does not believe that its risks with regard to failures in the power grid or general communications, building security and similar systems place the Company in a unique position relative to year 2000 issues as compared to other businesses.

     With respect to the Company's products, the Company believes that a significant risk it faces from the year 2000 is risk that is outside of its control. Notwithstanding written assurances from the Company's vendors regarding year 2000 compliance, there is no guarantee that the year 2000 will not cause a disruption in the supply of critical components. Given the Company's reliance on suppliers of critical, sole-sourced components, the Company is relying on these suppliers to address the year 2000 issues in their own products and operations, and the failure of such suppliers to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations. As a contingency plan in the event that any of such suppliers do not or are unable to address material year 2000 issues, the Company intends to stockpile an inventory of raw materials and molded parts in order to maintain a one month backlog of such components.

     The Company has not incurred substantial costs to date to address the year 2000 issue and is estimating that the additional cost, if any, that may arise from actions taken by the Company to address year 2000 problems would not be deemed material.

     Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, the year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

               Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5. OTHER INFORMATION

               Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits
                   27.01: Financial Data Schedule

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





Date:   November 12, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
27.01                Financial Data Schedule