Form 10-K
period 1998-12-31
INNERDYNE INC
filed 1999-03-30
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the Transition period from __________ to __________.

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30,717,227 as of February 26, 1999, based upon the closing sale price of the issuer's Common Stock on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,877,422 shares of issuer's Common Stock issued and outstanding as of February 26, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
THE COMPANY

    InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. InnerDyne designs, develops, manufactures and commercializes minimally invasive surgical access products incorporating its proprietary radial dilation technology. The Company is evaluating the application of its radial dilation technology to enhance percutaneous access for vascular procedures. The Company has proprietary technology in the areas of biocompatible coatings, radiation delivery for the treatment of restenosis and cancer, and drug attachment technologies, which it intends to continue to develop either internally or through strategic alliances. InnerDyne, Inc. common stock is traded on the Nasdaq National Market under the symbol IDYN.

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed throughout this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step(TM) family of products, the timely development and market acceptance of new products and technologies, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") and ISO 9000 standards and regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request or by accessing the Company's website at www.innerdyne.com. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Although less invasive alternatives to traditional open surgery have existed for a number of years, the trend toward minimally invasive techniques was not widespread until the late 1980s. At that time, surgeons developed and perfected a technique for gall bladder removal through the use of specialized access, diagnostic and treatment devices. By 1998, an estimated 95% of the approximately 675,000 gall bladder procedures in the United States were performed using minimally invasive techniques. A number of surgical procedures, other than gall bladder surgery, are undergoing conversion to minimally invasive approaches, including the treatment of gynecological disorders and the diagnosis and treatment of diseases of the vasculature. In addition, M.I.S. procedures may be useful for intra-organ diagnosis and treatment. It is estimated that in 1997 over 1.0 million procedures traditionally accomplished through open surgery were performed in the United States using M.I.S. techniques. M.I.S. procedure growth is expected to significantly outpace increases in total surgical procedures for the balance of the decade. It is estimated that more than 5.0 million surgical procedures performed in 1997 were considered to be potential candidates for minimally invasive approaches.

M.I.S. Access Devices

         A trocar is the conventional device that is used by surgeons to access a possible treatment site in an M.I.S. procedure. A trocar is generally a sharp-pointed cutting instrument surrounded by a rigid sheath, or cannula, that is forced through the abdominal wall by the surgeon and cuts through the muscle and skin layers which make up the abdominal wall. Trocar insertion is normally preceded by the insertion of an insufflation (inflation) needle into the abdominal cavity through which a gas can be pumped to insufflate the abdominal cavity as a means of providing working space and added clearance, such that internal body organs are less likely to be damaged as a sharp-bladed trocar is inserted. Once a trocar has penetrated the abdominal wall, the cutting portion of the device is removed, leaving the cannula through which instruments and diagnostic tools can be placed into the abdominal cavity of the patient. The proximal end of the trocar, which remains outside the body, is normally equipped with a valve system designed to allow the passage of instruments while maintaining insufflation gas pressure. Trocars are most commonly provided in 5mm, 10mm and 12mm working channel sizes, and leave residual wounds which approximate these nominal sizes. From one to as many as six trocars are used for access in M.I.S. procedures depending on the extent and complexity of the particular procedure. In addition, anchors are frequently used with trocars to assure maintenance of insufflation pressure and to prevent slippage of the trocars as instruments are passed through them during a procedure. These anchor devices, when used, can enlarge the wound size and increase trauma to adjacent tissues.

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

        Another device commonly used in M.I.S. procedures is a percutaneous catheter. A number of minimally invasive percutaneous catheter-based therapies have been developed to treat vascular disease, including coronary and peripheral transluminal angioplasty, atherectomy and vascular stenting. In addition, minimally invasive catheter-based diagnostic procedures such as angiography and ultrasound imaging are used by physicians in connection with therapeutic procedures. Industry sources estimate that in 1997 approximately 4.7 million minimally invasive vascular access procedures were performed worldwide. In addition, approximately 1.2 million interventional radiology procedures utilizing minimally invasive vascular access were performed in 1997.

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

        Advanced M.I.S. access devices may also prove useful for intra-organ surgical procedures. The surgical treatment of an organ deep within the abdominal cavity or an organ such as the kidney lying on either side of the vertebral column, posterior to the peritoneum, is typically conducted through open surgery, involving a three to five inch or larger incision that is made in the abdominal wall to gain access to the organ. Open surgery typically requires a hospital stay and a prolonged recovery period. Alternatively, the organ can be treated through a less invasive technique that involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum to gain access to the organ. However, this technique is limited in its effectiveness due to the restricted size of the channel and the torturous path that must be navigated.

Biocompatible Coating Technologies

        Cardiovascular disease is a leading cause of death in the United States. Atherosclerosis, the principal cause of cardiovascular disease, results from the progressive accumulation of plaque caused by the deposit of cholesterol and other fatty materials on the walls of arteries. Atherosclerosis results in reduced blood flow to the muscles of the heart and peripheral anatomy. Atherosclerosis in the coronary arteries can ultimately lead to heart attack and death. Arteries diseased with atherosclerosis may be treated with medical procedures designed to increase blood flow. Established treatments include open heart surgery, a highly invasive surgical procedure, and less invasive percutaneous catheter-based procedures such as coronary and peripheral transluminal angioplasty.

        In recent years, a number of new percutaneous catheter-based therapies have been developed to increase blood flow, including atherectomy and vascular stenting. Industry sources estimate that during 1997 approximately 1,000,000 balloon angioplasty, atherectomy and stenting procedures were performed worldwide. Industry sources also indicate that cardiovascular stenting is increasingly used to treat cardiovascular disease due to its demonstrated ability to reduce the occurrence of restenosis, a re-narrowing of a treated blood vessel that typically occurs within six months of treatment in approximately 20 - 30% of patients who undergo percutaneous catheter-based procedures. Stents are implantable medical devices that reduce arterial obstruction by providing a rigid scaffolding to maintain patency in an occluded blood vessel. Once placed, stents exert radial force against the walls of blood vessels to enable the blood vessels to remain open and functional.

        Preliminary indications are that restenosis following stenting can be reduced through the coating of stents with radioactivity or anti-proliferative drugs. The Company believes that opportunities may exist for companies with technology to effectively coat stents with radiation or anti-proliferative drugs.

        In recent years there has been a resurgence in the use of interstitial irradiation, or brachytherapy, in the management of clinically localized prostate cancer. Brachytherapy is an established nuclear therapeutic modality in which radiation is introduced into or onto a cancer, and is widely used to successfully treat a variety of cancers, including those of the prostate, breast, cervix, ovary, skin, brain, head and neck. Brachytherapy can be used as a stand-alone therapy or used in concert with external beam therapy to boost the dose delivered to the tumor. Brachytherapies involve the use of both sealed and unsealed sources. Among the sealed sources, seeds, wires, and needles using I-125, Pd-103, and Ir-192 are the most commonly used isotopes in therapy for solid tumors.

INNERDYNE'S PRODUCTS AND TECHNOLOGY

Radial Dilation Technology

        The primary focus of the Company is the development and commercial application of its proprietary radial dilation technology. The key feature of this proprietary technology is the capability to enter the body of a patient by creating a small puncture wound which can subsequently be dilated, or increased in size, to create a larger working channel. Employment of radial dilation within an expandable sheath permits the dilation to be accomplished in a manner that tends to minimize tissue trauma. Upon completion of a procedure, the dilation sequence is reversed; resulting in a smaller residual wound than would be experienced through the employment of similarly sized conventional access devices. Potential benefits of radial dilation technology include reduced risk, less patient trauma and reduced procedure time.

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

        Step. The Step device incorporates the Company's proprietary radial dilation technology and was InnerDyne's first product to be launched on a commercial basis. The Company has received 510(k) clearances from the FDA to market this device for laparoscopic and thorascopic M.I.S. procedures. The Company's Step access device replaces trocars, eliminating the risk of internal organ damage from contact with the sharp surfaces of a trocar. In contrast to conventional trocars, the Step device utilizes a standard insufflation needle for penetration through the abdominal wall, creating only a small puncture wound. Following removal of the needle, a sheath that surrounds the needle is then dilated to a larger working channel through the insertion of a tapered dilator and cannula. Following dilation, the dilator is removed, leaving a rigid sheath that serves as a working channel with an integral insufflation valve at the proximal end. The radial dilation of tissue to an appropriately sized working channel holds the cannula in place and obviates the need for an anchoring system, which may cause a larger residual wound. After completion of a procedure, the rigid cannula is removed and the sheath retracts permitting the opening in each of the muscular layers of the abdominal wall to recover. The residual wound is approximately half the size of that made using a conventional trocar of similar size. The Step product is currently utilized primarily in minimally invasive general, gynecological and pediatric surgical procedures.

        Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcome study examining this issue were released during late 1995. The study included 98 patients and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% savings in surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Two randomized prospective studies involving 331 patients intended to replicate the findings of the initial outcome study were completed during 1997. Results of both studies indicate that Step virtually eliminates complications associated with the use of conventional trocars. These results have been presented at major international conferences and have been submitted for publication.

        On January 13, 1999, InnerDyne reported the acceptance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step (TM) line of minimally invasive surgical access devices based on InnerDyne's proprietary radial dilation technology. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites.

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

        Reposable Step. Launched in 1996, the Reposable Step incorporates the radial dilation features of disposable Step devices in a partially reusable access device. A substantial market for reusable trocars exists, and management expects a trend toward a somewhat more frequent usage of reusable devices. The Reposable Step includes a number of reusable components consisting of a combination of metal and plastic parts that may be cleaned and sterilized by most conventional methods. The dilator, cannula and needle are reusable, while the sheath and valve are single use components designed to be disposed of following surgery.

        Mini Step. The Mini Step is a small-diameter radially dilating access device designed for use in tubal ligation, pediatric procedures, and micro-laparoscopic surgeries utilizing small instruments. The working diameter of the Mini Step ranges from a nominal 2mm to 8mm. Like the Step device, Mini Step is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini Step devices were commercially introduced in 1997.

        One-Step. The One-Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One-Step device was commercially introduced in 1998.

        Open Step. The Open-Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open-Step device was commercially introduced in 1998.

        Distribution of Step Products. The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of whom are employees of the Company. InnerDyne management employees manage these sales representatives on a regional basis. In order to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in 1997. These agreements cover approximately 1,350 hospitals across the United States. In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

        Other Applications. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and continued testing the product concept in conjunction with cardiology advisors in the first quarter of 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures. If clinical benefits are confirmed in continuing usage, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in 1999 or subsequent years.

        Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The only current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques.

The Company may file an additional 510(k) with respect to intra-organ access in 1999. The Company anticipates that market evaluation and testing of the product concept in conjunction with surgical advisors will be concluded in late 1999. If the trial results are positive and subsequent human use demonstrates clinical benefits, the Company may begin distribution in the marketplace and may launch an intra-organ access device during 1999 or in subsequent years.

        Additionally, the Company is exploring the potential use of its proprietary radial dilation technology in other applications such as access for urologic, thoracic and tracheal procedures, and plans to increase resources associated with the pursuit of percutaneous kidney and bladder access in the ensuing quarters. The Company filed an additional 510(k) for urologic access in 1999. Developmental expenditures for new applications for the Company's proprietary radial dilation technology may reduce the Company's level of profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.

        InnerDyne announced an agreement covering the development and potential use of its proprietary radial dilation technology for specialized vascular access with EndoTex Interventional Systems ("EndoTex") in 1996. In January 1999, the management of EndoTex notified InnerDyne that it was ceasing to make payments required for EndoTex to use radial dilation for specialized vascular access. The Company does not expect the termination of the EndoTex agreement to have a material adverse affect on the Company's business, financial condition, and results of operations.

        The Company entered into an agreement covering the development of a less traumatic means of placing enteral feeding tubes with Sherwood-Davis & Geck ("SDG") in 1997. The Company announced that it had received the single regulatory milestone payment associated with the SDG agreement during the second quarter of 1997. In the first quarter of 1998, InnerDyne and SDG terminated the development agreement when SDG was acquired. In the future, the Company may continue to develop a feeding tube placement system.

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

Thermal Ablation Technology

        The Company has developed proprietary technology that is intended to thermally ablate the lining of a body organ. The Company's EnAbl (TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution in situ.

        In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl system and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. In August 1998, InnerDyne announced it had received notification from U. S. Surgical indicating they would not pursue development or commercialization of the Company's EnAbl System. The Company does not presently intend to proceed with commercial development of this product without a corporate partner.

Biocompatible Coating Technologies

        The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. InnerDyne is developing a proprietary technology that coats materials with a coating to which rhenium-188 or another radioisotope can be attached to reduce restenosis in patients who have had interventional vascular procedures.

        The Company has begun a research program aimed at developing absorbable brachytherapy products for the treatment of focal or site-specific cancers such as breast, prostate, cervical, and neurological cancers. The program's goal is to develop biocompatible and bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources are being designed for use in the local-regional treatment of primary cancer, including treatment of the tumor bed after removal of a tumor. The final product could fundamentally differ from both current brachytherapy sources and drug-delivery sources and could provide a highly efficient mechanism to control cancer growth and limit cancer reccurrence. The advantage of localized radiotherapy over other therapies is that local radiotherapy can eliminate cancerous cells while sparing normal cells. Other therapies, such as systemic chemotherapy and external beam radiation, affect both cancerous and non-cancerous cells and can result in greater pain, longer recovery times, and higher treatment costs. In contrast, local radiotherapy can lower the cost of the therapeutic procedure, reduce hospital stays, and reduce the pain and suffering experienced by the patient.

        In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement ("CRADA") for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. Initially, the ORNL researchers helped to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and the new technology were provided to investigators at BNL who, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepared radioactive stents and implanted them into the arteries of swine and rabbits to evaluate the effectiveness of this unique and potentially powerful new approach to inhibit restenosis. Initial testing confirmed the Company's ability to attach radionuclides to metal stents and other substrates. Additional testing to demonstrate the efficacy in animals of InnerDyne's technology for the treatment of restenosis continues at the Washington Heart Center (WHC) and BNL.

        In October 1998, the CRADA's scope of work was modified to include the development of absorbable brachytherapy devices for the treatment of focal cancers because of the rapid strides made under the radiation coated stent development program.

        Management believes that the combination of InnerDyne and Oak Ridge National Laboratory technologies, if successful, may positively impact the overall costs associated with stenting procedures by providing a method of attaching a radioisotope just prior to implantation to inhibit restenosis. Additionally, management believes that an absorbable brachytherapy device which can deliver both radiation and a drug or chemotherapy agent concurrently could positively impact the treatment outcomes of focal cancers by lowering the cost of the therapeutic procedure, reducing hospital stays, and reducing the pain and suffering experienced by the patient.

        In January 1999, InnerDyne announced that it had been awarded a California Cancer Research Program (CRP) Cycle I grant, a Community Initiated Research Collaboration Award (CIRCA), to examine the clinical benefits and the development of absorbable brachytherapy devices. The commercial objective of this project is to develop bioabsorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources will be designed utilizing a proprietary InnerDyne technology for potential use in the treatment of site-specific prostate, breast, and neurological cancers.

        In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open-heart surgery, pursuant to which the Company licensed one of its TRC technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system which was delivered during the first half of 1997. In April 1998, SENKO licensed InnerDyne's less complex method for coating devices with heparin on a non-exclusive basis. The addition of this new means of attaching the drug heparin to prevent the formation of blood clots on a surface is expected to further enhance SENKO's oxygenator product offering.

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology is expected to be completed during 1999, though the Company may continue to conduct related research if requested by Boston Scientific.

        In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne will construct a custom coating system and provide coated product samples for testing by U.S. Surgical in exchange for payment of initial license fees and capital equipment costs. Assuming the testing confirms that coated samples meet U.S. Surgical's requirements, InnerDyne will receive a final license fee payment and will assist in the transfer of the system to a location designated by U.S. Surgical. Coincident with transfer and system startup, a royalty payment period would begin.

        Because of the strength of the covalent bonds used in the Company's TRC technology and other properties noted above, the Company believes that its technology may have advantages over presently available bioactive coating technologies. Potential applications include the treatment of restenosis and specific focal cancers when vascular stents, grafts, vena cava filters and other implantable devices are coated using InnerDyne's proprietary technology with drugs and/or isotopes. The Company has undertaken a number of discussions with potential licensees of the Company's coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance drug delivery or gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications.

RESEARCH AND DEVELOPMENT

        The Company has made significant investments in the research and development of its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. Research, development, clinical and regulatory expenses for the years ended December 31, 1998, 1997, and 1996 were approximately $2.9 million, $3.3 million, and $2.8 million, respectively. The increases in 1997 and 1996 were primarily the result of expenses related to new product development programs, including costs associated with development, clinical trials and regulatory submissions. The decrease in 1998 is primarily the result of a decrease in the reimbursed development expenses related to the EnAbl thermal ablation system. As of December 31, 1998, the Company had 20 full-time employees engaged in research, development, clinical and regulatory activities. Currently, the Company's research and development efforts are primarily focused on providing support for the Step product line, other access products based on InnerDyne's proprietary radial dilation technology, the REVAS vascular access product, and biocompatible coating technologies.

        In December 1996, InnerDyne announced that it had signed an agreement granting U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl System. In August 1998, InnerDyne announced it had received notification from U. S. Surgical indicating they would not pursue development or commercialization of the Company's EnAbl System. The Company does not presently intend to proceed with commercial development of this product without a corporate partner.

        In December 1997, InnerDyne and Oak Ridge National Laboratory announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories a cooperative research and development agreement (CRADA) to support development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices.

        The Company's proprietary biocompatible coating technologies have been evaluated by a number of potential licensees. Agreements are in place with SENKO covering the coating of gas exchange fibers; with Boston Scientific for the potential coating of stents, grafts, vena cava filters and other implantable devices; and with U.S. Surgical covering the licensing of its proprietary siloxane coating technology for potential use by U.S. Surgical to enhance the performance of selected products used in minimally invasive surgical procedures.

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

        The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of which are employees of the Company. InnerDyne Sales/Marketing management manages the sales representatives on a regional basis. To enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in the third quarter of 1997. These agreements cover approximately 1,350 hospitals across the United States and may allow the Company to more effectively compete for a portion of the minimally invasive surgical access business in these hospitals.

        In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective country's health care systems and medical professionals. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory. As of December 31, 1998, orders had been received from distributors in 37 countries. Management expects to make additional progress in this regard during 1999 and expects foreign sales to positively impact future revenue growth.

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

MANUFACTURING

        The Company initiated manufacture of commercial quantities of its Step device in its Salt Lake City, Utah facility in late 1994. Current manufacturing operations consist primarily of the assembly and testing of purchased components to produce finished products, which are then packaged for sterilization in an outside facility. The Company has implemented steps to automate selected portions of the Step assembly operation to help reduce product costs and to achieve a more uniform standard of product consistency. During the assembly process and following sterilization, the Company conducts appropriate tests and inspection of its products in an effort to assure that products meet established specifications and to verify appropriate levels of product sterility.

        The Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company is registered as a manufacturer of medical devices with appropriate state and federal authorities, including the FDA, and is registered to International Standards Organization 9000 ("ISO 9000") standards, which confirms compliance with a number of foreign quality systems. See "--Government Regulation." The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations, and ISO 9000 and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the Step product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect upon the Company's ability to meet its customer's demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's Step products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are continuing. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products, and therefore on its business, financial condition and results of operations. "See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Sole Sources."

PATENTS AND PROPRIETARY RIGHTS

        It is the Company's policy to aggressively protect its technology by, among other things, filing patent applications for the patentable technologies that it considers important to the development of its business. The Company holds eleven issued United States patents covering various aspects of its core M.I.S. technology. The Company also has a license agreement giving it exclusive rights, assuming certain defined minimum payments are met, to a related access technology that is covered by two issued and one pending patent. In addition, during 1995, the Company obtained a non-exclusive license to a patent covering a specialized access device which facilitates the placement of a vision device into the abdominal cavity.

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

COMPETITION

        The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic, U.S. Surgical and the Ethicon Endosurgery Division of Johnson and Johnson ("Ethicon"). U.S. Surgical, which has been acquired by Tyco International Ltd., is primarily engaged in developing, manufacturing and marketing surgical wound management products, and had historically been the firm most responsible for providing products that led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products that facilitate access, assessment and treatment. The merger with Tyco is expected to significantly expand the combined product offering to the M.I.S. industry. Ethicon has made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

        There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material and adverse effect on the Company's business, financial condition and results of operations See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Intense Competition."

GOVERNMENT REGULATION

        Clinical testing, manufacture and sale of the Company's products, including the Step product line, the REVAS product line and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

        In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMP's) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

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

        If human clinical trials of a device are required and the device presents a "significant risk", the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB's"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents an "insignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

        A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMA's. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. It generally takes from two to twelve months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k).

        The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its Radially Expanding Dilator (R.E.D.) product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular and arthroscopic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner, or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY AND INSURANCE

        The development, manufacturing and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. To date, InnerDyne has not experienced any product liability claims. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture, and sale of its current and potential products. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Product Liability; Claims in Excess of Insurance Coverage."

EMPLOYEES

        At December 31, 1998, the Company had 121 full-time and seven temporary and part-time employees. Of the temporary and part-time employees, four are located in the Company's Sunnyvale facility, of which three are assigned to the REVAS product development project. Three temporary employees worked at the Company's Salt Lake City facility, and are involved in manufacturing and support activities related to the Company's M.I.S. access products. Of the 121 full-time employees on December 31, 1998, 65 were involved in manufacturing operations, 13 in research and development and regulatory/clinical affairs, four in biocompatible coatings development, 12 in administration, and 27 in sales, marketing and customer service.

        None of the Company's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

        The Company has corporate officers that are not executive officers. As of February 28, 1999, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

                NAME                          AGE                                POSITION

        William G. Mavity                      49          President, Chief Executive Officer and Director

        Robert A. Stern                        42          Vice President and Chief Financial Officer

        Daniel J. Genter                       62          Senior Vice President, Sales and Marketing

        Michael Orth                           36          Vice President, Research & Development


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

        Michael J. Orth joined InnerDyne in March 1995. Prior to joining the Company, he was the Director, R&D for UNISURGE, Inc., a manufacturer of minimally invasive surgical products, for two years. From November 1987 to July 1992, he was with Advanced Cardiovascular Systems, including an assignment as a Business Unit Manager. He had earlier worked for Techmedica, an orthopedic products supplier. Mr. Orth holds Bachelor of Science degrees from the California Polytechnic University in Mechanical Engineering and Engineering Technology, and an MBA from Santa Clara University.

ITEM 2.  PROPERTIES

        InnerDyne leases approximately 20,500 square feet in Sunnyvale, California to house the Company's administrative personnel, research and development, marketing and sales support activities. The Sunnyvale facility is leased through December 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been traded on the Nasdaq National Market under the symbol IDYN since the merger in April 1994 with InnerDyne Medical, Inc. From January 1992 to April 1994, the Company's Common Stock traded on the Nasdaq National Market under the symbol CRDS. The prices per share reflected in the table below represent the range of low and high closing sale prices for the Company's Common Stock as reported on the Nasdaq National Market for the quarters indicated. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                               HIGH         LOW
                              FISCAL 1997
              First quarter ended March 31, 1997                4-1/4      1-23/32
              Second quarter ended June 30, 1997               3-3/16      1-23/32
              Third quarter ended September 30, 1997            3-5/8        2-5/8
              Fourth quarter ended December 31, 1997            4-1/8        2-1/2
                              FISCAL 1998
              First quarter ended March 31, 1998                3-1/2       3-1/16
              Second quarter ended June 30, 1998                3-1/8        3-3/8
              Third quarter ended September 30, 1998            1-3/4          7/8
              Fourth quarter ended December 31, 1998          1-15/32        31/32

        As of February 26, 1999, there were 292 stockholders of record; however, the Company believes it has a minimum of 4,000 beneficial stockholders.

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

        During 1998, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities: In March 1998 and June 1998, the Company issued 6888 shares and 675 shares respectively, of its Common Stock to a single entity in connection with a license agreement with such entity. The Company did not receive any cash proceeds from such issuances. The Company expects to continue issuing shares under this license agreement in the future.

        There were no underwriters employed in connection with any of the transactions set forth above. The issuances of the securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data of the Company is qualified by reference to and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1998, 1997, and 1996 and the balance sheet data as of December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1994 and 1995, and the balance sheet data as of December 31, 1994, 1995, and 1996 are derived from, and are qualified by reference to, audited financial statements not included in this Annual Report on Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                               1994          1995         1996          1997            1998
                                          ------------   ----------     --------        ------          ------
                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                   $   879          5,275          9,086         15,664         17,610


 Net income/(loss)                         $(9,904)        (5,627)        (4,659)          (907)           425
                                           =======        =======        =======        =======        =======
 Net income/(loss) per diluted share       $  (.61)          (.32)          (.23)          (.04)           .02
                                           =======        =======        =======        =======        =======
BALANCE SHEET DATA:
Total assets                               $ 7,847          5,370         11,362         11,319         11,089
Long-term debt, excluding current
  installments                             $    30            187            630            649            349


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those discussed elsewhere in this Annual Report on Form-10-K for the year ended December 31, 1998, and other filings with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        BACKGROUND

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("") procedures. The Company possesses biocompatible coating technologies which have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering selected pharmaceuticals and radioactive isotopes to areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

        RISK FACTORS

        History of Losses; Profitability Uncertain. InnerDyne experienced operating losses from 1985 into mid 1998. InnerDyne reported net income of $425,000 on revenues of $17.6 million, and losses of $907,000 on revenues of $15.7 million, and $4.6 million on revenues of $9.1 for the fiscal years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998, InnerDyne had an accumulated deficit of approximately $51.8 million.

        In the future, the Company may incur additional operating losses and have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and the market acceptance of the Company's products. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not incur future losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will maintain profitability.

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

        There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, the Company expects competition for devices to increase. See "Item 1. Business--Competition."

        Continued Dependence on Step Products. To date, substantially all of the Company's revenues from product sales are attributable to Step products, and InnerDyne currently anticipates that sales of Step products will represent the majority of the Company's revenues for the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its Step product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its Step product in the fourth quarter of 1994 and, to date, sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's Step products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's Step products would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Item 1. Business--InnerDyne's Products and Technology."

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During 1999, the Company expects to commercially introduce an intra-organ product, and possibly the REVAS vascular access product, each of which is a further enhancement of its radial dilation technology. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations. See "Item 1. Business--Research and Development."

        Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. The Company believes that regulatory changes currently being introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

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

        Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line, and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

        Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of 510(k) notification or approval of a PMA. A PMA application must be filed if a proposed device is not "substantially equivalent" to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

        A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k).

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

        Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

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

        Dependence on Sole Sources. The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the Step product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect on the Company's ability to meet its customer's demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's Step products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are underway. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

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

        Product Liability; Claims in Excess of Insurance Coverage. The development, manufacture and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Product Liability and Insurance."

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

        Control by Directors and Principal Stockholders. As of February 28, 1999, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 26% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

        Risks Associated With Software and Hardware and the Year 2000. InnerDyne relies on a variety of internal computer systems and programs in the operation of its business. The Company is currently in the process of testing and upgrading, where necessary, the software and hardware products used in its operations with respect to the year 2000 issue. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment which the Company believes are not susceptible to universal failures. Were system failures to occur as a result of the year 2000 issue, the Company believes that its on-site engineers and technical personnel should be able to address and resolve such issues prior to the occurrence of any material adverse effect on the Company's business operations.

        The failure of certain of the systems upon which the Company relies, such as payroll and banking services, could be disruptive to the Company's business operations if such systems were unavailable for an extended period of time. The Company is in the process of making inquiries with the providers of such types of services to determine their year 2000 readiness. However, the Company believes that its business operations would not be materially adversely effected by short disruptions in such services and that the providers of such services (who also typically service many other business customers) will take steps to rectify any failures as soon as possible. More generally, the Company does not believe that the power grid or general communications, building security and similar systems expose the Company to any unique year 2000 risks as compared to other businesses.

        The Company faces year 2000 risk from third-party suppliers. Notwithstanding written assurances from the Company's vendors regarding year 2000 compliance, there is no guarantee that the year 2000 will not cause a disruption in the supply of critical components necessary for the Company's products. Given the Company's reliance on suppliers of critical, sole-sourced components, the Company is relying on these suppliers to address the year 2000 issues in their own products and operations, and the failure of such suppliers to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations. As a contingency plan in the event that any of such suppliers do not or are unable to address material year 2000 issues, the Company intends to stockpile an inventory of raw materials and molded parts in order to maintain a one month backlog of such components.

        The Company has not incurred substantial costs to date to address the year 2000 issue and estimates that the additional cost, if any, arising from actions taken by the Company to address year 2000 problems will not be material.

        Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, the year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS

        Total revenues of $17,610,237 were realized during the year ended December 31, 1998, compared to total revenues of $15,664,365 in 1997, and $9,086,127 in 1996. Total revenues are comprised of revenues from product sales and licensing, contract and grant revenues. Revenues from product sales increased to $16,268,375 in 1998 from $12,149,395 in 1997 and $7,773,547 in
1996, reflecting increased sales of the Step device in each year. Licensing, contract and grant revenues were $1,341,862, $3,514,970, and $1,312,580 in 1998,
1997 and 1996, respectively. These revenues related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and licensing of the Company's proprietary biocompatible coating and radial dilation technology. Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and may depend on whether the Company or the licensee can satisfy performance milestones.

        Total costs and expenses were $17,357,916 in 1998 compared to $16,789,068 in 1997 and $13,946,878 in 1996. Expenses in 1998, 1997 and 1996
grew because of increased costs of sales on higher sales volume, and included clinical, research and development and regulatory expenses related to the EnAbl System REVAS, and higher sales and marketing expenses related to the commercialization of the Company's M.I.S. products, including Step, One Step, Open Step, and Reposable Step.

        Cost of sales was $5,631,031 in 1998 compared to $5,070,946 in 1997, and $4,363,367 in 1996. Cost of sales is primarily comprised of direct material costs of components for finished products, as well as labor costs and an allocated portion of overhead expenses. The increase each year was due to the production of higher volumes of the Step device. Although the Company anticipates that cost of sales will continue to increase in absolute dollars in future periods, cost of sales as a percentage of revenue is expected to decrease in 1999 if sales and production volumes increase.

        Research, development, regulatory and clinical expenses were $2,908,929 in 1998 compared to $3,292,775 in 1997, and $2,839,556 in 1996. Research,
development, regulatory and clinical expenses are primarily comprised of salary and benefits, costs incurred in protecting the Company's intellectual property and an allocated portion of overhead expenses. The decrease in 1998 was the result of lower reimbursed research costs associated with the EnAbl thermal ablation system, while the increase in 1997 represented the additional development funding and clinical expenses related to the development of the One-Step and Mini Step, as well as vascular and arthroscopic access devices The Company anticipates that research, development, regulatory and clinical expenditures are likely to increase in future periods.

        Sales and marketing expenses were $6,824,228 compared to $6,161,934 in 1997, and $4,740,050 in 1996. Sales and marketing expenses are primarily comprised of salary, benefits and commissions; an allocated portion of overhead expenses; advertising, promotional and customer service expenses; and cost of product samples. The increase each year reflects the expansion of sales and marketing functions for M.I.S. products as sales volumes increased. InnerDyne expects that sales and marketing expenses will continue to increase in absolute dollars.

        General and administrative expenses were $1,993,728 compared to $2,263,413 in 1997, and $2,003,905 in 1996. General and administrative expenses are primarily comprised of salary and benefits, an allocated portion of overhead expenses, as well as legal, accounting, insurance and other general corporate expenses. The decrease in expenses in 1998 related to negotiating lower insurance premiums, as well as lower professional services and consulting costs. The increase in expenses in 1997 reflects additional staffing to support investor relations, financial functions, and professional services. The Company anticipates that general and administrative expenses will increase in absolute dollars to support expanding operations.

        Interest income was $293,227 in 1998, $327,943 in 1997, and $263,679 in
1996. The decrease in 1998 was due to lower interest earned as the Company's average cash and cash equivalent balances decreased. Interest expense was $120,061 in 1998, $117,338 in 1997, and $62,011 in 1996. This increase in interest expense was primarily the result of an increase in debt incurred to finance equipment to support operations of the Company.

        Primarily for the reasons outlined above, InnerDyne earned net income of $425,030 or $.02 per share on both a basic and diluted basis in 1998 and incurred net losses of ($907,466) or ($.04) per share on both a basic and diluted basis in 1997, and ($4,659,083) or ($.23) per share on both a basic and diluted basis in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to December 31, 1998, the Company has incurred a cumulative deficit of approximately $51.8 million. Prior to fiscal year 1998, the Company's cash expenditures exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's discounts and offering expenses).

        At December 31, 1998, cash and cash equivalents totaled $5,757,538 compared to $6,091,497 at December 31, 1997. The Company had $359,739, $427,276,
and $776,901 in capital expenditures in the years ended December 31, 1998, 1997, and 1996, respectively. Working capital totaled $8,157,672 at December 31, 1998, and the Company had long-term debt, excluding current installments, totaling $348,723 relating to financing of equipment.

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

        As of December 31, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $58,467 for the financing of fixed assets with Silicon Valley Bank. Debt balances as of December 31, 1998 on the Company's balance sheet also include amounts loaned to the Company under current and previous equipment lines of credit agreements with Silicon Valley Bank.

        In the future, the Company may incur operating losses and cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in, or acquisition of, additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, and market acceptance of the Company's products.

         The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding to meet its cash needs through at least 1999, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates, equity prices, and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

INTEREST RATE RISK

        As of December 31, 1998, InnerDyne had short-term investments of $6,008,650. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1998 rates would cause the fair market value of these short-term investments to change by an immaterial amount. We have the ability to hold these investments until maturity, and therefore, we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. The Company has not used derivative financial instruments.

        InnerDyne does not own any equity investments. Therefore, we do not currently have any direct equity price risk.

        All InnerDyne revenues are realized in U.S. dollars; therefore, we do not believe that the Company currently has any significant direct foreign currency exchange rate risk.

FOREIGN CURRENCY RISK

        International revenues were less than 10% of total revenues. International sales are made mostly through international distributors with payments to the Company typically denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

        Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held May 27, 1999, and the information included therein is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        1.     Financial Statements and Schedules

                        Financial Statements - See pages F-1 to F-16. Schedule II - Valuation and Qualifying Accounts - See pages F-17 to F-18.

               Schedules other than those listed above are omitted because they are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

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



               10.28(9)(10)     National Contract dated October 1995 between the Registrant and Surgical Care Affiliates, Inc.
               10.29(9)(10)     License Agreement dated as of January 1, 1996
                                between the Registrant and Alliance of
                                Children's Hospitals, Inc.
               10.31*(10)       Letter Agreement with Robert A. Stern dated January 10, 1996.
               10.32*(11)       Change of Control Agreement dated as of September 12, 1996 between the Registrant and William G. Mavity.
               10.33(9)(11)     License Agreement dated as of December 20, 1996 by and among the Registrant and United States Surgical Corporation.
               10.34(9)(11)     License, Supply and Distribution Agreement dated as of January
                                6, 1997 by and between the Registrant and
                                Sherwood Medical Company.
               10.35*(11)       Letter Agreement with Daniel J. Genter dated March 13, 1996.
               10.36(11)        Amendment to Loan and Security Agreement dated as of February
                                4, 1997 between the Registrant and Silicon Valley Bank.
               10.37*(11)       Form of Senior Management Change of Control Agreement.
               10.38(12)        Loan modification Agreement dated as of June 18, 1998 by and between the Registrant and Silicon Valley Bank.
               10.39 (13)       Termination of License, Supply and Distribution Agreement by
                                and between the Registrant and Sherwood Medical Company dated
                                March 12, 1998.
               10.40+           Letter Agreement with United States Surgical Corporation dated
                                May 26, 1998.
               10.41+           Letter Agreement with Boston Scientific dated July 29, 1998.
               10.42+           Letter Agreement with United States Surgical Corporation dated
                                August 14, 1998.
               10.43            Third Addendum to the Lease with QED Associates dated August
                                31, 1998.
               23.1             Consent of Independent Certified Public Accountants
               24.1             Power of Attorney
               27.1             Financial Data Schedule

     * Management compensatory plan or arrangement.
     + Confidential treatment requested as to certain portions of this Exhibit.

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

(12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1998.

(13) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

(b)     Reports on Form 8-K:  None

                                 INNERDYNE, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Report of KPMG LLP, Independent Auditors...............................   F-2
Balance Sheets.........................................................   F-3
Statements of Operations...............................................   F-4
Statements of Stockholders' Equity.....................................   F-5
Statements of Cash Flows...............................................   F-6
Notes to Financial Statements..........................................   F-7


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
InnerDyne, Inc.:


        We have audited the accompanying balance sheets of InnerDyne, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnerDyne, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               /s/KPMG LLP


San Francisco, California
January 29, 1999

                                 InnerDyne, INC.

                                 Balance Sheets

                           December 31, 1998 and 1997


                                Assets                                          1998                1997
                                                                            ------------        ------------

Current assets:
Cash and cash equivalents                                                   $  5,757,538        $  6,091,497
   Accounts receivable, less allowance for doubtful
     accounts of $121,054 in 1998 and $177,930 in 1997 (note 4)                2,670,811           1,920,966
   Interest and other receivables                                                383,726             702,606
   Inventories (note 3)                                                        1,202,982           1,454,266
   Prepaid expenses                                                              213,831             116,821
                                                                            ------------        ------------
         Total current assets                                                 10,228,888          10,286,156
                                                                            ------------        ------------
Equipment and leasehold improvements:
   Equipment (note 4)                                                          3,677,624           3,595,696
   Leasehold improvements                                                        209,245             198,826
                                                                            ------------        ------------
                                                                               3,886,869           3,794,522
   Less accumulated depreciation and amortization                              3,072,749           2,807,281
                                                                            ------------        ------------
         Net equipment and leasehold improvements                                814,120             987,241
Deposits                                                                          45,695              45,695
                                                                            ------------        ------------
                                                                            $ 11,088,703        $ 11,319,092
                                                                            ============        ============
                 Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit (note 4)                                                  $    300,000        $    300,000
   Current installments of long-term debt (note 4)                               391,040             340,543
   Accounts payable                                                              260,132             489,602
   Accrued payroll                                                               346,879             585,157
   Accrued commissions                                                           300,000             219,286
   Accrued clinical costs                                                             --             209,686
   Other accrued expenses                                                        473,165             490,207
                                                                            ------------        ------------
         Total current liabilities                                             2,071,216           2,634,481
Long-term debt, excluding current installments (note 4)                          348,723             649,061
Commitments (note 5)
Stockholders' equity (note 6):
   Preferred stock, $.01 par value.  Authorized 1,000,000
     shares; no shares issued and outstanding in 1998 and 1997                        --                  --

   Common stock, $.01 par value. Authorized 40,000,000 shares; issued and outstanding 21,891,388 shares in 1998 and 21,754,862
     shares in 1997                                                              218,914             217,549

   Additional paid-in capital                                                 60,206,865          60,000,046
   Accumulated deficit                                                       (51,757,015)        (52,182,045)
                                                                            ============        ============
         Net stockholders' equity                                              8,668,764           8,035,550
                                                                            ============        ============
                                                                            $ 11,088,703        $ 11,319,092
                                                                            ============        ============


See accompanying notes to financial statements.

                                 InnerDyne, INC.

                            Statements of Operations

                  Years ended December 31, 1998, 1997, and 1996




                                                                              1998                   1997                   1996
                                                                         ------------           ------------           ------------
Revenues:

   Product sales                                                         $ 16,268,375           $ 12,149,395           $  7,773,547

   Licensing, contract, and grant revenue (note 8)                          1,341,862              3,514,970              1,312,580
                                                                         ------------           ------------           ------------
         Total revenues                                                    17,610,237             15,664,365              9,086,127
Costs and expenses:

   Cost of sales                                                            5,631,031              5,070,946              4,363,367

   Research, development, regulatory, and clinical                          2,908,929              3,292,775              2,839,556

   Sales and marketing                                                      6,824,228              6,161,934              4,740,050

   General and administrative                                               1,993,728              2,263,413              2,003,905
                                                                         ------------           ------------           ------------
         Total costs and expenses                                          17,357,916             16,789,068             13,946,878
                                                                         ------------           ------------           ------------
         Operating profit (loss)                                              252,321             (1,124,703)            (4,860,751)
Other income (expense):

   Interest income                                                            293,227                327,943                263,679

   Interest expense                                                          (120,061)              (117,338)               (62,011)

   Gain (loss) on asset disposal                                                 (457)                 6,632                     --
                                                                         ------------           ------------           ------------
         Total other income                                                   172,709                217,237                201,668
                                                                         ------------           ------------           ------------
         Net income (loss)                                               $    425,030           $   (907,466)          $ (4,659,083)
                                                                         ============           ============           ============
Basic and diluted net income (loss) per share                            $       0.02           $      (0.04)          $      (0.23)

  Weighted average basic and diluted common shares outstanding:
         Basic                                                             21,814,271             21,671,604             20,324,033
                                                                         ============           ============           ============
         Diluted                                                           22,271,919             21,671,604             20,324,033
                                                                         ============           ============           ============




See accompanying notes to financial statements.

                                 InnerDyne, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997, and 1996

                                                                                       Additional                           Net
                                                                           Common        paid-in       Accumulated    stockholders'
                                                                           stock         capital         deficit         equity
                                                                        ------------   ------------    ------------   ------------

Balances at December 31, 1995                                           $    183,155   $ 50,442,159    $(46,615,496)  $  4,009,818
    Issuance of shares upon exercise of stock options and under
       employee stock purchase plan                                            1,609        172,113              --        173,722
    Issuance of shares upon warrant exercise                                   2,429        702,132              --        704,561
    Issuance of shares in public offering (net of underwriters' and
       issuance expenses of $1,259,732)                                       26,500      7,988,768              --      8,015,268
    Issuance of shares for services rendered                                      60         14,940              --         15,000
    Issuance of common stock for cash (note 8)                                 1,667        498,333              --        500,000
    Net loss                                                                      --             --      (4,659,083)    (4,659,083)
                                                                        ------------   ------------    ------------   ------------

Balances at December 31, 1996                                                215,420     59,818,445     (51,274,579)     8,759,286
    Issuance of shares upon exercise of stock options and under
       employee stock purchase plan                                            2,069        197,093              --        199,162
    Issuance of shares for services rendered                                      60         14,940              --         15,000
    Additional expenses related to 1996 public offering                           --        (30,432)             --        (30,432)
    Net loss                                                                      --             --        (907,466)      (907,466)
                                                                        ------------   ------------    ------------   ------------

                                                                             217,549     60,000,046     (52,182,045)     8,035,550
Balances at December 31, 1997
    Issuance of shares upon exercise of stock options and under
       employee stock purchase plan                                            1,289        187,638              --        188,927
    Issuance of shares for services rendered                                      76         19,181              --         19,257
    Net income                                                                    --             --         425,030        425,030
                                                                        ------------   ------------    ------------   ------------

Balances at December 31, 1998                                           $    218,914   $ 60,206,865    $(51,757,015)  $  8,668,764
                                                                        ============   ============    ============   ============


See accompanying notes to financial statements.

                                 InnerDyne, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996


                                                                                           1998           1997            1996
                                                                                      ------------   ------------    ------------
 Cash flows from operating activities:
     Net income (loss)                                                                $    425,030   $   (907,466)   $ (4,659,083)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
          Depreciation and amortization of equipment and leasehold improvements            530,903        596,426         565,887
          Provision for doubtful accounts                                                   26,469         45,687         108,566
          Provision for obsolete inventory                                                 130,587        185,203         238,517
          (Gain) loss on asset disposal                                                        457         (6,632)             --
          Common stock issued for services rendered                                         19,257         15,000          15,000
          Increase in accounts receivable, interest,
             and other receivables                                                        (457,434)    (1,094,541)       (751,727)
          Decrease (increase) in inventories                                               120,697       (480,371)       (812,492)
          Decrease (increase) in prepaid expenses and deposits                             (97,010)        35,654         (11,960)
          Increase (decrease) in accounts payable                                         (229,470)       187,656          95,626
          Increase (decrease) in accrued expenses                                         (384,292)       357,459         294,842
                  Net cash provided by (used in) operating activities                       85,194     (1,065,925)     (4,916,824)
                                                                                      ------------   ------------    ------------
 Cash flows from investing activities:
     Maturities of marketable investment securities                                             --             --         997,604
      Capital expenditures                                                                (359,739)      (427,276)       (776,901)
Proceeds from disposal of equipment and
                                                                                      ------------   ------------    ------------
leasehold improvements                                                                       1,500          9,550              --
                  Net cash provided by (used in) investing activities                     (358,239)      (417,726)        220,703
                                                                                      ------------   ------------    ------------
 Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                               58,467        284,639         670,072
     Proceeds from line of credit                                                               --             --         300,000
     Proceeds from issuance of common stock, net                                           188,927        199,162       9,393,551
     Additional expenses related to 1996 public offering                                        --        (30,432)             --
     Principal payments under capital leases                                                    --             --         (29,683)
     Principal payments on long-term debt                                                 (308,308)      (148,506)        (88,348)
                                                                                      ------------   ------------    ------------
                  Net cash provided by (used in) financing activities                      (60,914)       304,863      10,245,592
                                                                                      ------------   ------------    ------------
 Net increase (decrease) in cash and cash equivalents                                     (333,959)    (1,178,788)      5,549,471

 Cash and cash equivalents at beginning of year                                          6,091,497      7,270,285       1,720,814
                                                                                      ------------   ------------    ------------

 Cash and cash equivalents at end of year                                             $  5,757,538   $  6,091,497    $  7,270,285
                                                                                      ============   ============    ============
 Supplemental Disclosure of Cash Flow Information

 Cash paid for interest                                                               $    113,874   $    117,338    $     62,011


See accompanying notes to financial statements

                                 INNERDYNE, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996



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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper of $6,008,650 and $5,043,065 at December 31, 1998 and 1997, respectively.

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

      (g)  EARNINGS (LOSS) PER COMMON SHARE

      Basic earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

      In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted average number of common shares for 1998, 1997, and 1996, is summarized as follows:

                                                      1998                1997                1996
                                                   ----------          ----------          ----------

Basic weighted average number of common
   shares outstanding during the period            21,814,271          21,671,604          20,324,033

Weighted-average number of dilutive
   common stock options outstanding
   during the period                                  457,648                  --                  --
                                                   ----------          ----------          ----------

Diluted weighted average number of common
   and common equivalent shares
   outstanding during the period                   22,271,919          21,671,604          20,324,033
                                                   ==========          ==========          ==========

      Potential common shares of 2,741,347, 3,031,267, and 2,536,469 outstanding during the twelve month periods ended December 31, 1998, 1997, and 1996, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

      (i)  STOCK BASED COMPENSATION

      The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

       (j) CONCENTRATION OF RISK

       Substantially all of the Company's revenues from product sales are attributable to Step products, and the Company currently anticipates that sales of Step products will represent substantially all of the Company's revenues in the immediate future.

       In the normal course of business, the Company provides unsecured credit terms to its domestic customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Additionally, the Company provides credit terms to its foreign customers, substantially all of which amounts are insured by a third party insurance agency.

       (k) OPERATING SEGMENTS

       The Company operates in one line of business, the development, and commercialization of access products for MIS procedures. The Company has and/or is also pursuing licensing opportunities related to is proprietary radial dilation, biocompatible coating, and thermal ablation technologies previously developed in connection with related product development. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

       (l) USE OF ESTIMATES

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

      (m)  FAIR VALUE DISCLOSURE

       At December 31, 1998 and 1997, the book value of the Company's financial instruments approximates fair value.

(3)     INVENTORIES

      Inventories consist of the following:

                                      1998                  1997
                                    -----------           -----------

Raw materials and supplies          $   936,191           $ 1,110,989
Finished goods                          551,791               583,639
Reserve for obsolescence               (285,000)             (240,362)
                                    ===========           ===========
                                    $ 1,202,982           $ 1,454,266
                                    ===========           ===========

(4)   LONG-TERM DEBT AND LINE OF CREDIT

      Long-term debt consists of the following:

                                                                          1998              1997
                                                                         --------          --------
8.50% - 9.50% term loans payable to bank, secured by equipment, payable in monthly installments of
  $27,847 including interest through 2002                                $739,763          $989,604
Less current installments                                                 391,040           340,543
                                                                         ========          ========
         Long-term debt, excluding current installments                  $348,723          $649,061
                                                                         ========          ========

        The aggregate maturities of long-term debt for the years subsequent to December 31, 1998 are as follows: 1999, $391,040; 2000, $245,148; 2001,
        $69,050, and 2002, $34,525.

        The Company may borrow up to $2,000,000 through June 18, 1999 on a revolving line of credit with a commercial bank at prime plus three-quarters of one percent based on eligible receivables. The Company also has an equipment advance line of credit that allows the Company to borrow up to $750,000 based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48 month term loans bearing interest at prime plus three-quarters of one percent. As of December 31, 1998, the Company had drawn $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $58,467 for the financing of fixed assets. The loans are subject to certain covenants and conditions. Debt balances summarized above also include amounts loaned to the Company under the current and previous equipment line of credit agreements.

(5)   LEASES

      The Company has several noncancelable operating leases, primarily for its facilities, that expire over the next five years. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Rental expense for all operating leases was $369,054 in 1998, $421,317 in 1997, and $425,798 in 1996.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are:

                  Year ending December 31:

                     1999                                         $ 470,790
                     2000                                           382,017
                     2001                                           389,857
                     2002                                           398,579
                     2003                                           373,983
                                                                    -------
                           Total minimum lease payments          $2,015,226
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

      The Company completed a public offering of securities in May 1996, in which it sold 2,650,000 shares of common stock for proceeds, net of underwriter's fees and other offering expenses, of $8,015,268. In connection with this offering, warrants to purchase 250,000 shares of the Company's common stock were issued to the underwriters. The Company has reserved 250,000 shares of its common stock for the exercise of these warrants. These warrants became fully vested on May 14, 1997, are exercisable at an exercise price of $4.20 per share, and expire on May 15, 2002.

      The Company has four fixed option plans. They are the 1987 Stock Option Plan (the 1987 Plan), the 1989 Incentive Stock Plan (the 1989 Plan), the 1996 Stock Option Plan (the 1996 Plan), and the 1991 Directors' Stock Option Plan (the Directors Plan), under which 2,650,000, 1,453,536, 2,000,000, and 300,000 shares have been reserved for issuance, respectively. As of December 31, 1998, -0- shares, -0- shares, 709,687 shares, and 104,000 shares remained available for future grant under the plans, respectively. The exercise price of all granted options under these plans must be at least equal to fair market value of the common stock on the date of grant, except that the exercise price for all nonstatutory stock options granted under the 1996 Plan must be at least equal to the fair market value of the common stock on the date of grant for grants made to certain of the Company's executive officers and at least 85 percent of the fair market value of the common stock on the date of grant for all other persons. For all plans except the Directors Plan, the number of shares, option price, and dates the options become exercisable and expire are determined by the Board of Directors on an option-by-option basis. Under the Directors Plan, directors are granted options annually to acquire 10,000 shares each which become exercisable on the first anniversary of the date of grant.

      A summary of the activity under the Plans follows:

                                                    YEARS ENDED DECEMBER 31,
                                       1998                    1997                       1996
                             ------------------------  --------------------     -----------------------
                                           WEIGHTED-                WEIGHTED-                  WEIGHTED-
                              NUMBER        AVERAGE       NUMBER     AVERAGE      NUMBER        AVERAGE
                                OF         EXERCISE         OF      EXERCISE        OF         EXERCISE
                              SHARES        PRICE         SHARES      PRICE       SHARES        PRICE
                             ---------    -----------  -----------  ----------  ----------    -----------
Options outstanding at
beginning of year            3,031,269       $2.59       2,536,469     $2.60     1,739,045       $1.92
Options granted              2,193,710        1.20         764,000      2.85     1,163,975        3.42
                             ---------                   ---------               ---------

                             5,224,979                   3,300,469               2,903,020
                             ---------                   ---------               ---------

Options exercised               45,576         .80         112,795       .39       115,661         .57
Options canceled             1,999,341        2.62         156,405      2.34       250,890        2.67
                             ---------                   ---------               ---------

                             2,044,917                     269,200                 366,551
                             ---------                   ---------               ---------

Options outstanding at
end of year                  3,180,062       $1.41       3,031,269     $2.59     2,536,469       $2.60
                             =========                   =========               =========

Options exercisable
at end of year               1,930,931       $1.54       1,493,895     $2.39       907,189       $2.00

Weighted-average fair
    value of options
    granted during
    the year                     $1.28                       $1.24                   $1.90


        On October 9, 1998, the Board of Directors authorized a stock option repricing amendment. Option holders electing to participate in the repricing of options were required to surrender one option for every four options held. Under the repricing amendment, 1,829,480 options were surrendered in exchange for 1,372,110 re-priced options. The exercise price of the re-priced options is equal to the fair market value of the Company's common stock on October 8, 1998. Directors' and outside consultants' options were excluded from the repricing. Under certain conditions of the amendment, some of the re-priced options are not exercisable until October 9, 1999.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             ----------------------------------------------       ----------------------------
                                                                                  AVERAGE NUMBER      WEIGHTED-
                RANGE OF       NUMBER        WEIGHTED-AVERAGE     WEIGHTED-         EXERCISABLE        AVERAGE
                EXERCISE     OUTSTANDING        REMAINING         EXERCISE              AT            EXERCISE
                 PRICES      AT 12/31/98     CONTRACTUAL LIFE      PRICE             12/31/98           PRICE
               ----------    -----------     ----------------    ----------       --------------   -------------
               $0.09-0.42        122,926          4.5 yrs.         $0.15             122,926            $0.15
                     0.88        453,500          9.5               0.88                 625             0.88
                     1.00      1,355,609          8.6               1.00             815,712             1.00
                1.01-1.99        765,742          5.7               1.61             652,302             1.63
                     2.00         42,000          3.4               2.00              42,000             2.00
                2.01-3.00        342,785          3.3               2.78             206,681             2.76
                3.01-6.50         97,500          2.2               4.50              90,685             4.59
                             ===========                                         ===========
               $0.09-6.50      3,180,062          7.0              $1.41           1,930,931            $1.54
                             ===========                                         ===========

      The Company accounts for these plans and its Employee Stock Purchase Plan ("ESPP") under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans and the ESPP been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have changed to the following pro forma amounts:

                                                         1998           1997           1996
                                                       ----------    ----------     -----------
        Net income (loss)             As reported        $425,030     $(907,466)    $(4,659,083)
                                      Pro forma       (1,417,158)    (1,622,314)     (5,393,559)
        Basic and diluted income      As reported             .02         (0.04)          (0.23)
         (loss) per share             Pro forma            (0.06)         (0.07)          (0.27)

      Pro forma net income (loss) reflects only options granted in 1998, 1997, and 1996. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net loss as shown above may not be representative of the effects on reported net losses or net income for future years.

      The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model. In determining the pro forma figures, the following weighted average assumptions were used for grants in 1998, 1997, and 1996, respectively: risk free interest rate of 4.5 percent, 6.5 percent, and 6.2 percent; expected dividend yield of 0 percent; expected life of 6.14, 3.07, and 3.15 years; and expected volatility of 109 percent, 74 percent, and 77 percent.

      The Company also has an employee stock purchase plan (the ESPP), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market value of the stock at the beginning or end of the offering period. The Company has reserved 550,000 shares of common stock for future purchases by full-time employees under the ESPP. The Company issued 83,385, 94,033, and 45,253 shares in 1998, 1997, and 1996, respectively, and issued 284,338 shares cumulatively, through December 31, 1998 under this plan.

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

      (7)      INCOME TAXES

      The Company has reported no income tax expense or benefit for the years ended December 31, 1998, 1997, and 1996, due to net operating losses and net operating loss carryforwards. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of these net operating losses and net operating loss carryforwards being offset by an increase or decrease in the Company's valuation allowance.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997, are presented below:

                                                                             1998           1997
                                                                        ------------   ------------
        Deferred tax assets:

        Allowance for doubtful accounts                                 $    45,153    $    66,368

        Inventories, principally due to additional costs
           inventoried for tax purposes pursuant to the Tax Reform
           Act of 1986, and reserves for obsolescence                       129,538        121,378
        Equipment, principally due to differences in depreciation           155,928        117,741
        Accrued expenses                                                     75,628        119,621
        Research activities credit carryforward                             695,000        559,765
        Net operating loss carryforwards                                 15,531,945     15,692,647
        Other                                                                30,050         32,849
                                                                        ------------   ------------
        Total gross deferred tax assets                                  16,663,242     16,710,369
        Less valuation allowance                                         16,663,242     16,710,369
        Net deferred tax assets                                         $    --        $    --
                                                                        ===========    ============

      The valuation allowance for deferred tax assets as of January 1, 1997 was $16,061,871. The net change in the valuation allowance for the years ended December 31, 1998 and 1997, is a decrease of $47,127 and an increase of $648,498, respectively.

      Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be allocated as an income tax benefit to be reported in the statement of operations.

      At December 31, 1998, the Company has net operating loss and research activities credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                 NET OPERATING LOSS
                                  CARRYFORWARD FOR        RESEARCH
                                 REGULAR INCOME TAX  ACTIVITIES CREDIT
          EXPIRING                    PURPOSES          CARRYFORWARD
         ------------           ------------------    --------------
         2006                          $2,965,000         $    --
         2007                          11,309,000         201,000
         2008                           8,185,000          33,000
         2009                           7,885,000         127,000
         2010                           6,038,000          37,000
         2011                           4,691,000          68,000
         2012                             568,000         193,000
         2018                                  --          36,000
                                ------------------  --------------
                                      $41,641,000        $695,000
                                ==================  ==============

      As a result of a 1994 merger, the Company underwent a greater than 50 percent change of ownership under the rules of the Tax Reform Act of 1986. The maximum amount of the remaining net operating loss carryforwards available to offset future income in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Net operating losses of approximately $17,168,000 incurred after the merger are not subject to the change in ownership limitation.

 (8)  COLLABORATIVE AND LICENSING AGREEMENTS

      During 1998, the Company had the following collaborative development and licensing agreements:

      (a) SENKO Medical Instrument Manufacturing Co. Ltd. (SENKO) - Effective April 5, 1994, the Company entered into an agreement licensing its proprietary siloxane coating technology to SENKO, in exchange for an initial payment and continuing royalties. The Company assisted in the construction and startup of the coating system in SENKO'S manufacturing facility in Japan. In May 1996, the Company received an order from SENKO to build a second fiber coating system for use by SENKO. On April 9, 1998, InnerDyne entered into another agreement with SENKO licensing the Company's proprietary biocompatible coating technology in exchange for an initial payment and continuing royalties.

      (b) Boston Scientific Corporation (BSC) - Effective April 17, 1996, the Company entered into an agreement with BSC covering the potential application and use of the Company's proprietary biocompatible coating technologies with BSC's stents, grafts, vena cava filters, and other implantable medical devices. As part of this agreement, BSC purchased 166,667 shares of the Company's common stock for $500,000.

               Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology required under the Agreement is expected to be completed during 1999, though the Company may continue to conduct related research if requested by Boston Scientific.

        (c) United States Surgical Corporation (USSC) - Effective December 20, 1996, the Company entered into an agreement which granted USSC exclusive worldwide sales and marketing rights for its EnAbl(TM) Thermal Ablation System. In exchange for initial license fees, milestone payments, and royalties based upon future sales, USSC gained the right to complete development and manufacture, and to market the technology on a worldwide basis, and the Company agreed not to compete in USSC's intended field of application.

               On June 4, 1998, InnerDyne, announced the signing of an agreement with U.S. Surgical Corporation covering the licensing of its proprietary siloxane coating technology for use by U.S. Surgical to enhance the performance of selected products used in M.I.S. procedures, for which the Company would receive license fees.

               On August 20, 1998, InnerDyne received notification from U.S. Surgical that it did not intend to continue development of the EnAble(TM) device.

(9)   EMPLOYEE BENEFIT PLAN

               The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). All full-time employees, who are 21 or older and have completed 30 days of service, are eligible to participate. For 1998 the Company made matching contributions of 10 percent of employee contributions. For 1997, the Company did not make any matching contributions. The Company matching contributions for future years are at the discretion of the Board of Directors.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
InnerDyne, Inc.:


        Under date of January 29, 1999, we reported on the balance sheets of InnerDyne, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                     KPMG LLP



San Francisco, California
January 29, 1999

                                                                     Schedule II
                                       INNERDYNE, INC.

                              VALUATION AND QUALIFYING ACCOUNTS

                        Years ended December 31, 1998, 1997, and 1996

                                    (Dollars in thousands)


                                             Balance at      Additions     Receivables
Allowance for doubtful receivables            beginning      charged to     charged to     Balance at
                                               of year        expense       allowance     end of year
                                             ----------     -----------   ------------    -----------

Year ended December 31, 1998                $   177,930      $   26,469     $ (83,345)       $121,054
                                            ===========      ==========     =========        ========

Year ended December 31, 1997                $   159,165      $   45,687     $ (26,922)       $177,930
                                            ===========      ==========     =========        ========

Year ended December 31, 1996                $    73,290      $  108,566     $ (22,691)       $159,165
                                            ===========      ==========     =========        ========

                                             Balance at      Additions     Receivables
Reserve for obsolete inventory                beginning      charged to     charged to     Balance at
                                               of year        expense       allowance     end of year
                                             ----------     -----------   ------------    -----------

Year ended December 31, 1998                $   240,362      $ 130,587      $ (85,949)       $285,000
                                            ===========      ==========     =========        ========

Year ended December 31, 1997                $   120,217      $  185,203     $ (65,058)       $240,362
                                            ===========      ==========     =========        ========


Year ended December 31, 1996                $    59,460      $  238,517     $(177,760)       $120,217
                                            ===========      ==========     =========        ========

                                            Balance at
Deferred tax asset valuation                 beginning                                    Balance at
  allowance                                   of year         Additions     Reductions    end of year
                                            -----------      ----------      --------     -----------

Year ended December 31, 1998                $16,710,369      $       --      $(47,127)    $16,663,242
                                            ===========      ==========      ========     ===========

Year ended December 31, 1997                $16,061,871      $  648,498      $     --     $16,710,369
                                            ===========      ==========      ========     ===========

Year ended December 31, 1996                $14,192,219      $1,869,652      $     --     $16,061,871
                                            ===========      ==========      ========     ===========


                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          INNERDYNE, INC.

Date: March 30, 1999                      By: /s/ WILLIAM G. MAVITY
                                          ----------------------------------
                                          William G. Mavity
                                          President and Chief Executive Officer

                                                                    EXHIBIT 24.1
                                POWER OF ATTORNEY

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

                     SIGNATURE                                   TITLE                            DATE
                     ---------                                   -----                            ----

       /s/ WILLIAM G. MAVITY                 President, Chief Executive Officer and
       ------------------------------------- Director (Principal Executive Officer)          March 30, 1999
       William G. Mavity

       /s/ ROBERT A. STERN                   Vice President  and Chief Financial Officer     March 30, 1999
       ------------------------------------- (Principal Financial and Accounting Officer)
       Robert A. Stern

       /s/ ROBERT M. CURTIS
       ------------------------------------- Director                                        March 30, 1999
       Robert M. Curtis

       /s/ EDWARD W. BENECKE
       ------------------------------------- Director                                        March 30, 1999
       Edward W. Benecke

       /s/EUGENE J. FISCHER                                                                  March 30, 1999
       ------------------------------------- Director
       Eugene J. Fischer

       /s/GUY P. NOHRA                                                                       March 30, 1999
       ------------------------------------- Director
       Guy P. Nohra

       /s/STEVEN N. WEISS                                                                    March 30, 1999
       ------------------------------------- Director
       Steven N. Weiss

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

              10.38(12)         Loan modification Agreement dated as of June 18, 1998 by and between the Registrant and Silicon Valley
               10.39(13)        Termination of License, Supply and Distribution Agreement by
                                and between the Registrant and Sherwood Medical Company dated
                                March 12, 1998.
               10.40+           Letter Agreement with United States Surgical Corporation dated
                                May 26, 1998
               10.41+           Letter Agreement with Boston Scientific dated July 29, 1998
               10.42+           Letter Agreement with United States Surgical Corporation dated
                                August 14, 1998
               10.43            Third Addendum to the Lease with QED Associates dated August
                                31, 1998.
               23.1             Consent of Independent Certified Public Accountants.
               24.1             Power of Attorney
               27.1             Financial Data Schedule.

* Management compensatory plan or arrangement.
+ Confidential treatment requested as to certain portions of this Exhibit.

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

               (12) Incorporated by reference to exhibits filed in response to
               Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1998.

               (13) Incorporated by reference to exhibits filed in response to
               Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)     Reports on Form 8-K: None