Form 10-Q
period 1999-03-31
INNERDYNE INC
filed 1999-05-13
CIK 822084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999 or

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

        The number of shares of Registrant's Common Stock issued and outstanding as of March 31, 1999 was 21,902,297.


================================================================================


                                TABLE OF CONTENTS




                                                                                                                          PAGE
                                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements



           Condensed Balance Sheets..........................................................................................3

           Condensed Statements of Operations................................................................................4

           Condensed Statements of Cash Flows................................................................................5

           Notes to Condensed Financial Statements...........................................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................................23


PART II.  OTHER INFORMATION.................................................................................................24

Item 1.    Legal Proceedings................................................................................................24

Item 2.    Changes in Securities and Use of Proceeds........................................................................24

Item 3.    Defaults upon Senior Securities..................................................................................24

Item 4.    Submission of Matters to a Vote of Security Holders..............................................................24

Item 5.    Other Information................................................................................................24

Item 6.    Exhibits and Reports on Form  8-K................................................................................24

           Signature Page...................................................................................................25


                 PART I- FINANCIAL INFORMATION

ITEM 1. -  FINANCIAL STATEMENTS

                         INNERDYNE, INC.
                    CONDENSED BALANCE SHEETS

                             ASSETS

                                                            MARCH 31,           DECEMBER 31,
                                                               1999                 1998
                                                           (UNAUDITED)          (*SEE NOTE)
                                                           ------------          ------------
Current assets:

   Cash and cash equivalents ..........................    $  6,170,318          $  5,757,538
   Accounts receivable ................................       2,695,606             2,670,811
   Interest and other receivables .....................         244,674               383,726
   Inventory ..........................................       1,240,240             1,202,982
   Prepaid expenses and other .........................         265,730               213,831
                                                           ------------          ------------

     Total current assets .............................      10,616,568            10,228,888

Equipment and leasehold improvements, net .............         818,931               814,120
Other assets ..........................................          44,967                45,695
                                                           ------------          ------------

     Total assets .....................................    $ 11,480,466          $ 11,088,703
                                                           ============          ============


                                 LIABILITIES AND
                               STOCKHOLDERS'EQUITY
Current liabilities:

   Line of credit .....................................    $    639,989          $    300,000
   Current installments of long-term debt .............         265,388               391,040
   Accounts payable ...................................         203,835               260,132
   Accrued liabilities ................................         976,288             1,120,044
                                                           ------------          ------------
      Total current liabilities .......................       2,085,500             2,071,216

Long-term debt, excluding current installments ........         360,403               348,723

Stockholders' equity:
   Common stock .......................................         219,023               218,914
   Additional paid-in- capital ........................      60,221,756            60,206,865
   Accumulated deficit ................................     (51,406,216)          (51,757,015)
                                                           ------------          ------------
      Net stockholders' equity ........................    $  9,034,563          $  8,668,764
                                                           ------------          ------------
Total Liabilities and Stockholders' equity ............    $ 11,480,466          $ 11,088,703
                                                           ============          ============

* Condensed from audited financial statements

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                             THREE MONTHS ENDED
                                                                      -----------------------------------
                                                                      MARCH 31, 1999       MARCH 31, 1998
                                                                      --------------       --------------

Product, licensing and contract revenue ............................  $  4,503,794         $  4,205,772

  Cost of sales ....................................................     1,335,984            1,306,245

  Research, development, regulatory and clinical ...................       680,266              758,496

  Sales and marketing ..............................................     1,671,985            1,735,439

  General and administrative .......................................       504,931              552,573
                                                                      ------------         ------------

       Total costs and expenses ....................................     4,193,166            4,352,753
                                                                      ------------         ------------

       Operating income (loss) .....................................       310,628             (146,981)

Other, net .........................................................        40,171               42,583
                                                                      ------------         ------------

       Net income (loss) ...........................................  $    350,799         $   (104,398)
                                                                      ============         ============

Basic and diluted net income (loss) per share ......................  $       0.02         $      (0.00)
                                                                      ============         ============

Weighted average basic and diluted common shares outstanding:


                Basic ..............................................    21,891,630           21,756,586
                                                                      ============         ============

                Diluted ............................................    23,060,584           21,756,586
                                                                      ============         ============


See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                     -------------------------------
                                                                                      MARCH 31,           MARCH 31,
                                                                                         1999                 1998
                                                                                     -----------          -----------
Cash flows from operating activities:

Net income (loss) ..............................................................     $   350,799          $  (104,398)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization ..........................................         125,070              132,693

        Decrease (increase) in receivables .....................................         114,257             (559,428)

        Decrease (increase) in inventories .....................................         (37,258)             123,698

        Increase in prepaid expenses, and other assets .........................         (51,171)             (63,845)

        Decrease in accounts payable ...........................................         (56,297)            (350,746)

        Decrease in accrued expenses ...........................................        (143,756)             (57,217)
                                                                                     -----------          -----------

Net cash provided by (used in) operating activities ............................         301,644             (879,243)
                                                                                     -----------          -----------

Cash flows from investing activities capital expenditures ......................        (129,881)             (43,757)
                                                                                     -----------          -----------

Cash flows from financing activities:

        Proceeds from issuance of common stock .................................          15,000               17,909

        Proceeds from issuance of long-term debt ...............................         418,016                   --

        Principal payments on long-term debt ...................................        (191,999)             (66,278)
                                                                                     -----------          -----------


Net cash provided by (used in) financing activities ............................         241,017              (48,370)
                                                                                     -----------          -----------

Net increase (decrease) in cash and cash equivalents ...........................         412,780             (971,370)

Cash and cash equivalents at beginning of period ...............................       5,757,538            6,091,497
                                                                                     -----------          -----------

Cash and cash equivalents at end of period .....................................     $ 6,170,318          $ 5,120,127
                                                                                     ===========          ===========

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-month period ended March 31, 1999 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) INVENTORIES

        Inventories consist of the following:


                                                                            MARCH 31,
                                                                               1999            DECEMBER 31,
                                                                            (UNAUDITED)            1998
                                                                           -----------          -----------

Raw materials and supplies .............................................   $   999,801          $   936,191
Finished goods .........................................................       561,664              551,791
Reserve for obsolescence ...............................................      (321,225)            (285,000)
                                                                           -----------          -----------
Net inventory ..........................................................   $ 1,240,240          $ 1,202,982
                                                                           ===========          ===========



(3) COMPREHENSIVE INCOME (LOSS)

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended March 31, 1999 and December 31, 1998 comprehensive loss was equal to the net loss as presented in the accompanying statement of operations.

(4) NET INCOME (LOSS) PER COMMON SHARE

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended March 31, 1999 and 1998 is summarized as follows:


                                                                            (Unaudited)
                                                                         Three Months Ended
                                                                  March 31, 1999      March 31, 1998
                                                                  --------------      --------------

         Basic weighted average number of common shares
         outstanding during the period                                21,891,630          21,756,586

         Weighted-average number of dilutive common stock
         options outstanding during the period                         1,168,954               --
                                                                       ---------          ----------

         Diluted weighted average number of common and common
         equivalent shares outstanding during the period              23,060,584          21,756,586
                                                                      ==========          ==========


        Common stock equivalents of approximately 634,885 and 3,195,011 outstanding during the three month periods ended March 31, 1999 and 1998 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(5)     OPERATING SEGMENTS

        The Company operates in one line of business, the development, and commercialization of access products for MIS procedures. The Company has and/or is also pursuing licensing opportunities related to its proprietary radial dilation, biocompatible coating, and thermal ablation technologies previously developed in connection with related product development. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's StepTM family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results", as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. The Company also possesses biocompatible coating technologies which have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering pharmaceuticals and radioactive isotopes to selected areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

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

        On January 13, 1999, InnerDyne reported the acceptance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices based on InnerDyne's proprietary radial dilation technology. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites.

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

        Distribution of Step Products. The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of whom are employees of the Company. InnerDyne management employees manage these sales representatives on a regional basis. In order to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in 1997. These agreements cover approximately 1,350 hospitals across the United States. In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

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

        In January 1999, InnerDyne announced that it had been awarded a California Cancer Research Program (CRP) Cycle I grant, a Community Initiated Research Collaboration Award (CIRCA), to examine the clinical benefits and the development of absorbable brachytherapy devices. The commercial objective of this project is to develop bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources will be designed utilizing a proprietary InnerDyne technology for potential use in the treatment of site-specific prostate, breast, and neurological cancers.

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

RESULTS OF OPERATIONS

        Total revenue for the three month period ended March 31, 1999 was $4,503,794, compared to $4,205,772 for the corresponding period in 1998. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $4,431,699 for the three month period ended March 31, 1999, from $3,801,040 for the corresponding period in 1998, reflecting increased unit sales of the Company's Step devices. Licensing and contract revenue for the three month period ended March 31, 1999 was $72,095, compared to $404,732 for the corresponding period in 1998. Licensing and contract revenue for the March 31, 1999 and March 31, 1998 periods related to agreements with third parties covering the licensing of the Company's proprietary biocompatible coating technology. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

        Cost of sales was $1,335,984 for the three-month period ended March 31, 1999, compared to $1,306,245 for the same period in 1998. The increase in cost of sales for the three-month period ended March 31, 1999 is attributable to an increase in production and sales volume compared to the same period in 1998.

        Research, development, regulatory and clinical expenses for the three month period ended March 31, 1999 were $680,266, compared to $758,496 for the corresponding period in 1998. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby possibly reducing research and development costs funded by the Company.

        Sales and marketing expenses were $1,671,985 for the three month period ended March 31, 1999, compared to $1,735,439 for the corresponding period ended March 31, 1998, reflecting changes in sales management costs, and expenditures. InnerDyne expects that sales and marketing expenses will increase in absolute dollars in future periods reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products.

        General and administrative expenses were $504,931 for the three-month period ended March 31, 1999, compared to $552,573 for the corresponding period ended March 31, 1998. The reduction was primarily due to broad-based expense controls and a reduction in outside professional services. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        Other, net decreased to $40,171 for the three month period ended March 31, 1999, compared to $42,583 for the same period in 1998, primarily as a result of decreased interest income earned on average cash and cash equivalents balances.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to March 31, 1999 the Company has incurred a cumulative deficit of approximately $51.4 million. Prior to fiscal year 1998, the Company's cash expenditures exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's discounts and offering expenses).

        At March 31, 1999, cash and cash equivalents totaled $6,170,318 compared to a total cash and cash equivalents balance of $5,757,538 at December 31, 1998. The Company had $129,881 in capital expenditures in the three months ended March 31, 1999. Working capital totaled $8,531,068 at March 31, 1999, and the Company had long-term debt, excluding current installments, totaling $360,403 relating to financing of equipment.

        In April 1999, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through April 23, 2000 on a revolving credit basis at prime plus .25% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 36 month term loans bearing interest at prime plus .25%.

        As of March 31, 1999, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable. Debt balances as of March 31, 1999 on the Company's balance sheet also include amounts loaned to the Company under previous equipment lines of credit agreements with Silicon Valley Bank.

RISK FACTORS

        History of Losses; Profitability Uncertain. InnerDyne experienced operating losses from 1985 into mid 1998. InnerDyne reported net income of $350,799 on revenues of $4,503,794, $425,030 on revenues of $17.6 million, losses of $907,466 on revenues of $15.7 million, and losses of $4.6 million on revenues of $9.1 for the three months ended March 31, 1999 and the fiscal years ended December 31, 1998, 1997, and 1996, respectively. As of March 31, 1999, InnerDyne had an accumulated deficit of approximately $51.4 million.

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

        Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line, and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

        Control by Directors and Principal Stockholders. As of March 31, 1999, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 26% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

        Interest Rate Risk: As of March 31, 1999, InnerDyne had short-term investments of $5,862,608. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 1999 rates would cause the fair market value of these short-term investments to change by an immaterial amount. We have the ability to hold these investments until maturity, and therefore, we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. The Company has not used derivative financial instruments.

        InnerDyne does not own any equity investments. Therefore, we do not currently have any direct equity price risk. All InnerDyne revenues are realized in U.S. dollars; therefore, we do not believe that the Company currently has any significant direct foreign currency exchange rate risk.

        Foreign Currency Risk: International revenues were less than 10% of total revenue for the quarter ended March 31, 1999. International sales are made mostly through international distributors with payments to the Company typically in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the first quarter of 1999 was not material.

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

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
        Exhibit Number 27.01:       Financial Data Schedule

(b)     Reports on Form 8-K:        The Company did not file any reports on
                                    Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNERDYNE, INC.



/s/ Robert A. Stern
-------------------------------------------
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)





Date:   May 13, 1999

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                         -------------
27.01                      Financial Data Schedule