Form 10-Q
period 1999-06-30
INNERDYNE INC
filed 1999-08-13
CIK 822084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to  ____________

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

        The number of shares of Registrant's common stock issued and outstanding as of August 9, 1999 was 21,965,194.



================================================================================

                                TABLE OF CONTENTS




                                                                                                       PAGE
                                                                                                       ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


            Condensed Balance Sheets.................................................................    3

            Condensed Statements of Operations.......................................................    4

            Condensed Statements of Cash Flows.......................................................    5

            Notes to Condensed Financial Statements..................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        8


Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   24


PART II.    OTHER INFORMATION........................................................................   25

Item 1.     Legal Proceedings........................................................................   25

Item 2.     Changes in Securities and Use of Proceeds................................................   25

Item 3.     Defaults upon Senior Securities..........................................................   25

Item 4.     Submission of Matters to a Vote of Security Holders......................................   25

Item 5.     Other Information........................................................................   25

Item 6.     Exhibits and Reports on Form 8-K.........................................................   26

            Signature Page...........................................................................   27

                          PART I- FINANCIAL INFORMATION

ITEM 1. -  FINANCIAL STATEMENTS

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                         JUNE 30,         DECEMBER 31,
                                                          1999               1998
                                                        (UNAUDITED)       (*SEE NOTE)
                                                        ------------      ------------
Current assets:
   Cash and cash equivalents ......................     $  6,115,701      $  5,757,538
   Accounts receivable ............................        2,941,215         2,670,811
   Interest and other receivables .................          361,360           383,726
   Inventory ......................................        1,385,861         1,202,982
   Prepaid expenses and other .....................          227,234           213,831
                                                        ------------      ------------

     Total current assets .........................       11,031,371        10,228,888

Equipment and leasehold improvements, net .........          837,767           814,120
Other assets ......................................           44,967            45,695
                                                        ------------      ------------

     Total assets .................................     $ 11,914,105      $ 11,088,703
                                                        ============      ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit .................................     $    639,989      $    300,000
   Current installments of long-term debt .........          265,388           391,040
   Accounts payable ...............................          132,741           260,132
   Accrued liabilities ............................        1,146,709         1,120,044
                                                        ------------      ------------
        Total current liabilities .................        2,184,827         2,071,216

Long-term debt, excluding current installments ....          394,688           348,723

Stockholders' equity:
   Common stock ...................................          219,697           218,914
   Additional paid-in-capital .....................       60,313,569        60,206,865
   Accumulated deficit ............................      (51,198,676)      (51,757,015)
                                                        ------------      ------------
        Net stockholders' equity ..................        9,334,590         8,668,764
                                                        ------------      ------------
Total liabilities and stockholders' equity ........     $ 11,914,105      $ 11,088,703
                                                        ============      ============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,          JUNE 30,         JUNE 30,         JUNE 30,
                                                          1999              1998              1999             1998
                                                       ------------     ------------      ------------     ------------
Product, licensing and contract revenue ..........     $  4,992,987     $  4,372,636      $  9,496,781     $  8,578,408

Costs and expenses:

    Cost of sales ................................        1,427,066        1,422,080         2,763,050        2,728,325

    Research, development, regulatory and clinical          708,546          768,707         1,388,812        1,527,203

    Sales and marketing ..........................        2,111,625        1,749,421         3,783,610        3,484,860

    General and administrative ...................          570,632          496,765         1,075,563        1,049,338
                                                       ------------     ------------      ------------     ------------

      Total costs and expenses ...................        4,817,869        4,436,973         9,011,035        8,789,726
                                                       ------------     ------------      ------------     ------------

Operating income (loss) ..........................          175,118          (64,337)          485,746         (211,318)

Interest/other income, net .......................           42,422           43,213            82,593           85,796
                                                       ------------     ------------      ------------     ------------

      Income (loss) before income taxes ..........          217,540          (21,124)          568,339         (125,522)

Income tax expense ...............................           10,000               --            10,000               --
                                                       ------------     ------------      ------------     ------------

      Net income (loss) ..........................     $    207,540     $    (21,124)     $    558,339     $   (125,522)
                                                       ============     ============      ============     ============


Basic net income (loss) per share ................     $       0.01     $      (0.00)     $       0.03     $      (0.01)
                                                       ============     ============      ============     ============

Diluted net income (loss) per share ..............     $       0.01     $      (0.00)     $       0.02     $      (0.01)
                                                       ============     ============      ============     ============

Weighted average basic shares outstanding ........       21,923,812       21,813,294        21,907,810       21,785,097
                                                       ============     ============      ============     ============


Weighted average diluted shares outstanding ......       23,056,092       21,813,294        23,067,196       21,785,097
                                                       ============     ============      ============     ============



See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                               JUNE 30, 1999     JUNE 30, 1998
                                                                               -------------     -------------
Cash flows from operating activities:

Net income (loss) ..........................................................     $   558,339      $  (125,522)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
         Depreciation and amortization .....................................         246,168          270,687
         Increase in accounts receivable, interest, and other receivables ..        (248,038)        (315,902)
         Decrease (increase) in inventories ................................        (182,879)         266,420
         Decrease (increase) in prepaid expenses and other, and other assets         (12,675)             302
         Decrease in accounts payable ......................................        (127,391)        (220,334)
         Increase in accrued expenses ......................................          26,665           68,423
                                                                                 -----------      -----------
Net cash provided by (used in) operating activities ........................         260,189          (55,926)
                                                                                 -----------      -----------

Cash flows used in investing activities-capital expenditures ...............        (269,815)         (98,297)
                                                                                 -----------      -----------

Cash flows from financing activities:
         Proceeds from issuance of common stock, net .......................         107,487          143,962
         Proceeds from issuance of long-term debt ..........................         518,648           58,467
         Principal payments on long-term debt ..............................        (258,346)        (132,556)
                                                                                 -----------      -----------
Net cash provided by financing activities ..................................         367,789           69,873
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents .......................         358,163          (84,350)

Cash and cash equivalents at beginning of period ...........................       5,757,538        6,091,497
                                                                                 -----------      -----------
Cash and cash equivalents at end of period .................................     $ 6,115,701      $ 6,007,147
                                                                                 ===========      ===========



See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the six-month period ended June 30, 1999 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)     INVENTORIES

        Inventories consist of the following:


                               (UNAUDITED)
                                 JUNE 30,       DECEMBER 31,
                                  1999              1998
                               -----------      -----------
Raw materials and supplies     $ 1,139,460      $   936,191
Finished goods ...........         551,451          551,791
Reserve for obsolescence .        (305,050)        (285,000)
                               -----------      -----------
Net inventory ............     $ 1,385,861      $ 1,202,982
                               ===========      ===========



(3)     COMPREHENSIVE INCOME (LOSS)

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended June 30, 1999 and June 30, 1998 comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying statement of operations.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                                      (Unaudited)                   (Unaudited)
                                                   Three Months Ended             Six Months Ended

                                              June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                              -------------  -------------  -------------  -------------
Basic weighted average number of common
shares outstanding during the period
                                                21,923,812     21,813,294     21,907,810     21,785,097

Weighted-average number of dilutive common
stock options outstanding during the period
                                                 1,132,280             --      1,159,386             --
                                                ----------     ----------     ----------     ----------

Diluted weighted average number of common
and common equivalent shares outstanding
during the period .........................     23,056,092     21,813,294     23,067,196     21,785,097
                                                ==========     ==========     ==========     ==========


        Common stock equivalents of approximately 940,385 and 3,374,216 outstanding during the three and six month periods ended June 30, 1999 and 1998 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(5)     OPERATING SEGMENTS

The Company operates in one line of business; the development and commercialization of access products for MIS procedures. The Company has and/or is also pursuing licensing opportunities related to its proprietary radial dilation, biocompatible coating, and thermal ablation technologies. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

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

INTRODUCTION

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. The Company also possesses biocompatible coating technologies which may have utility in enhancing the compatibility and performance of devices placed in contact with human body fluids and tissues, and in delivering pharmaceuticals and radioactive isotopes to selected areas within a human body. The Company intends to continue developing its radial dilation and biocompatible coating technologies, internally or through strategic alliances.

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

        Management believes that positive attributes of the Step product could significantly affect health care system costs and patient satisfaction with M.I.S. procedures in which trocars have traditionally been used. The results of a Company-sponsored retrospective comparative outcome study examining this issue were released during late 1995. The study included 98 patients and compared an almost equal number of procedures performed using Step devices and conventional trocars for access. Statistically significant results of that study indicated that Step reduced device-related complications during surgery by over 90% and resulted in an approximate 22% saving of surgery time. Based upon published operating room costs, this time savings would equate to dollar savings of $345 to $515 per procedure, a substantial outcome for a product that is believed to be competitively priced with conventional trocars. Management also believes that post-procedure complications, such as infection and incisional hernias at access sites, may be reduced with the use of the Step device as compared to conventional trocars. Two randomized prospective studies involving 331 patients intended to replicate the findings of the initial outcome study were completed during 1997. Results of both studies indicate that Step virtually eliminates complications associated with the use of conventional trocars. These results have been presented at major international conferences and have been submitted for publication.

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

        Short Step. The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of 35 freestanding children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

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

        Distribution of Step Products. The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of whom are employees of the Company. InnerDyne management employees manage these sales representatives on a regional basis. In order to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in 1997. These agreements cover approximately 1,350 hospitals across the United States. Additional buying group agreements have been approved in 1999, adding approximately 1,900 hospitals to those covered by agreements. In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

        Other Applications. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and continued testing the product concept in conjunction with cardiology advisors in early 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures, and limited domestic use evaluations have been ongoing throughout 1999. An additional related 510(k) application is being filed with the FDA in August 1999, primarily to update labeling involving the most current version of the REVAS product. If clinical benefits are confirmed in continuing usage, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in late 1999, or in subsequent years.

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

        The Company is exploring the potential use of its proprietary radial dilation technology in other applications such as access for urologic, thoracic and tracheal procedures, and plans to increase resources associated with the pursuit of percutaneous kidney and bladder access in the ensuing quarters. The Company filed 510(k) applications for urologic and-intra-organ access in 1999 and, in May 1999, received clearance from the FDA for its radially dilatable urologic access device. In August 1999, the Company received notice from the FDA that its application for intra-organ access had been cleared. The Company anticipates that market evaluation and testing of these product concepts in conjunction with surgical advisors will be concluded in late 1999. If the trial results are positive and subsequent human use demonstrates clinical benefits, the Company may begin distribution in the marketplace and may launch urologic and intra-organ access devices during late 1999 or in subsequent years.

        Developmental expenditures for new applications for the Company's proprietary radial dilation technology may reduce the Company's level of profitability. There can be no assurance that these new applications will demonstrate clinical benefits or that the Company can develop a product that will be commercially accepted.

        InnerDyne announced an agreement covering the development and potential use of its proprietary radial dilation technology for specialized vascular access with EndoTex Interventional Systems ("EndoTex") in 1996. In January 1999, the management of EndoTex notified InnerDyne that it was ceasing to make payments required for EndoTex to use radial dilation for specialized vascular access. The Company does not expect the termination of the EndoTex agreement to have a material impact on the Company's business, financial condition, and results of operations.

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

        In December 1996, InnerDyne announced that it had signed an agreement which granted U.S. Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl system and to manufacture and market the technology on a worldwide basis. The agreement also provided U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. In August 1998, InnerDyne announced it had received notification from U. S. Surgical indicating they would not pursue development or commercialization of the Company's EnAbl System. The Company does not presently intend to proceed with commercial development of this product without a corporate partner.

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

        In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research (SBIR) phase 1 research grant to support development of a new form of cancer treatment. The InnerDyne technology allows for the concurrent delivery of drugs and radiation through the use of implantable devices that are absorbed by the body after delivering their therapeutic payloads. The absorbable devices will differ from both current brachytherapy and drug-delivery sources, and could potentially provide a highly efficient and flexible treatment mechanism for the handling of focal cancers.

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

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology has been completed during 1999, though the Company may continue to conduct related research if requested by Boston Scientific.

        In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne will construct a custom coating system and provide coated product samples for testing by U.S. Surgical in exchange for payment of initial license fees and capital equipment costs. Assuming the testing confirms that coated samples meet U.S. Surgical's requirements and U.S. Surgical wants to use the technology, InnerDyne will receive a final license fee payment and will assist in the transfer of the system to a location designated by U.S. Surgical. Coincident with transfer and system startup, a royalty payment period would begin.

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



RESULTS OF OPERATIONS

        Total revenue for the three and six month periods ended June 30, 1999 was $4,992,987 and $9,496,781, respectively, compared to $4,372,636 and
$8,578,408 for the corresponding periods in 1998. Total revenue is comprised of revenue from product sales, licensing, and contract revenue. Revenue from product sales increased to $4,831,740 and $9,263,439 for the three and six month periods ended June 30, 1999, respectively, from $3,948,933 and $7,749,973 for the corresponding periods in 1998, reflecting increased sales of the Company's Step devices. Licensing and contract revenue fell to $161,247 and $233,342 for the three and six month periods ended June 30, 1999, respectively, compared to $423,703 and $828,435 for the corresponding periods in 1998. Licensing and contract revenue for the periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and the licensing and development of the Company's proprietary biocompatible coating technology. Licensing and contract revenue fluctuates from quarter to quarter based upon the number of agreements in effect and the amount and timing of the payments to be made to the Company pursuant to such agreements.

        Cost of sales were, $1,427,066 and $2,763,050, respectively, for the three and six month periods ended June 30, 1999, compared to $1,422,080 and $2,728,325 for the same periods in 1998. The increase in cost of sales for the three and six month periods ended June 30, 1999 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1998. Gross margins improved for the three and six month periods ended June 30, 1999 as compared to the same periods during 1998 due to manufacturing efficiencies gained by allocating fixed costs over a larger sales base.

        Research, development, regulatory and clinical expenses ("R&D") for the three and six month periods ended June 30, 1999 were $708,546 and $1,388,812, respectively, compared to $768,707 and $1,527,203 for the corresponding periods in 1998. In the 1998 periods, a portion of the R&D expenses were reimbursed by development partners, thereby generating off-setting licensing and contract revenue. The reduction in six month comparative R&D expenditures is primarily the result of a transfer of the EnAbl(TM) thermal ablation program to US Surgical in the first quarter of 1998. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby reducing expected costs.

        Sales and marketing expenses were $2,111,625 and $3,783,610, respectively, for the three and six month periods ended June 30, 1999, compared to $1,749,421 and $3,484,860 for the corresponding periods in 1998, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products and increased expenditures to leverage the expanded 510(k) labeling claims granted by the FDA in January of 1999. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $570,632 and $1,075,563, respectively, for the three and six month periods ended June 30, 1999, compared to $496,765 and $1,049,338 for the corresponding periods in 1998. The increase in general and administrative expenses for the three month period was primarily the result of increased expenditures in the area of outside services and an increase in accruals for bad debt based on higher levels of receivables. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        Interest/other income, net, decreased to $42,422 and $82,593, respectively, for the three and six month periods ended June 30, 1999, compared to $43,213 and $85,796 for the same periods in 1998, as a result of decreased interest income earned on lower average cash and cash equivalents balances.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to June 30, 1999, the Company incurred a cumulative net loss of approximately $51 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its common stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional common stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's common stock and warrants to purchase 287,200 additional shares of common stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of common stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of common stock at $3.50 per share, which raised $8,015,268 (net of underwriter's commissions and offering expenses).

        At June 30, 1999, cash and cash equivalents totaled $6,115,701 compared to a total cash and cash equivalents balance of $6,170,318 at March 31, 1999. The Company had $269,815 and $98,297 in capital expenditures in the six months ended June 30, 1999 and June 30, 1998, respectively. Working capital totaled $8,846,544 at June 30, 1999. In addition, the Company had long-term debt, excluding current installments, totaling $394,688 relating to financing of equipment.

        In April 1999, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through April 23, 2000 on a revolving credit basis at prime plus .25% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 36 month term loans bearing interest at prime plus .25%. As of June 30, 1999, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $265,388 under the equipment advance line with Silicon Valley Bank for the financing of capital expenditures.

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

        The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its common stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least 1999, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.



ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        History of Losses; Profitability Uncertain. The Company experienced operating losses from 1985 until mid 1998. The Company reported net income of $558,339 on revenues of $9.5 million, net income of $425,030 on revenues of $17.6 million, net loss of $907,466 on revenues of $15.7 million, and net loss of $4.7 million on revenues of $9.1 million for the six months ended June 30, 1999 and the fiscal years ended December 31, 1998, 1997, and 1996, respectively. As of June 30, 1999, the Company had an accumulated deficit of approximately $51.2 million.

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

        The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices during the past three years. A number of other entities participate in various segments of the M.I.S. market, including access.

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

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During 1999 or subsequent years, the Company expects to commercially introduce urological and intra-organ access products, and possibly the REVAS vascular access product, each of which is a further enhancement of its radial dilation technology. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

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

        The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its original R.E.D. product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular, arthroscopic, urologic and intra-organ applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

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

        Control by Directors and Principal Stockholders. As of June 30, 1999, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 27% of the Company's outstanding common stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of common stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices, and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Item 2 above.

        Interest Rate Risk: As of June 30, 1999, the Company had short-term investments of $5,827,937. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 1999 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company has the ability to hold these investments until maturity, and therefore, the Company does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

        The Company does not own any equity investments. Therefore, the Company does not currently have any direct equity price risk. All Company revenues are realized in U.S. dollars; therefore, the Company does not believe that it currently has any significant direct foreign currency exchange rate risk.

        Foreign Currency Risk: International revenues were less than 10% of total revenue for the quarter ended June 30, 1999. International sales are made mostly through international distributors with payments to the Company typically in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company through the second quarter of 1999 was not material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         (a)      Not Applicable.

         (b)      Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      At the Annual Meeting of Stockholders of the
                  Registrant, held on May 27, 1999, the stockholders approved the following proposals with the vote indicated below.

         (b)      Not Applicable

         (c)      Voting:

                  (1)   Election of Directors

                        NOMINEE                            FOR             WITHHELD
                        -------                            ---             --------
                        Edward W. Benecke              18,769,854           62,473
                        Robert M. Curtis               18,769,854           62,473
                        Eugene J. Fischer              18,769,954           62,373
                        William G. Mavity              18,769,854           62,473
                        Steven N. Weiss                18,769,954           62,373


                  (2) The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 is hereby ratified and approved.

                        IN FAVOR                  OPPOSED          ABSTAIN
                        --------                  -------          -------
                        18,786,407                32,650           45,270

ITEM 5.  OTHER INFORMATION

                   Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

         Exhibit Number      10.38: Loan Modification Agreement
                                    dated as of June 28, 1999 by
                                    and between the Registrant and
                                    Silicon Valley Bank


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


INNERDYNE, INC.



/s/ Robert A. Stern
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)





Date:    August 13, 1999

INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.38:          Loan Modification Agreement dated as of June 28, 1999 by and between the Registrant and Silicon Valley Bank


27.01:          Financial Data Schedule