Form 10-Q
period 1999-09-30
INNERDYNE INC
filed 1999-11-12
CIK 822084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

        The number of shares of Registrant's common stock issued and outstanding as of November 1, 1999 was 22,045,199.

================================================================================

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
    PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets......................................................            3

              Condensed Statements of Operations............................................            4

              Condensed Statements of Cash Flows............................................            5

              Notes to Condensed Financial Statements.......................................            6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................            8

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................           24


    PART II.  OTHER INFORMATION............................................................            25

    Item 1.   Legal Proceedings.............................................................           25

    Item 2.   Changes in Securities and Use of Proceeds.....................................           25

    Item 3.   Defaults upon Senior Securities...............................................           25

    Item 4.   Submission of Matters to a Vote of Security Holders...........................           25

    Item 5.   Other Information.............................................................           25

    Item 6.   Exhibits and Reports on Form 8-K..............................................           25

              Signature Page................................................................           26

                          PART I- FINANCIAL INFORMATION

ITEM 1. -  FINANCIAL STATEMENTS

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               1999                1998
                                                            (UNAUDITED)         (*SEE NOTE)
                                                           ------------         ------------
Current assets:
   Cash and cash equivalents ......................        $  6,604,184         $  5,757,538
   Accounts receivable ............................           3,039,868            2,670,811
   Interest and other receivables .................             269,318              383,726
   Inventory ......................................           1,387,994            1,202,982
   Prepaid expenses and other .....................             245,608              213,831
                                                           ------------         ------------

     Total current assets .........................          11,546,972           10,228,888

Equipment and leasehold improvements, net .........             781,714              814,120
Other assets ......................................              44,967               45,695
                                                           ------------         ------------

     Total assets .................................        $ 12,373,653         $ 11,088,703
                                                           ============         ============

                               LIABILITIES AND STOCKHOLDERS'
                                           EQUITY
Current liabilities:
   Line of credit .................................        $    639,989         $    300,000
   Current installments of long-term debt .........             284,892              391,040
   Accounts payable ...............................             186,774              260,132
   Accrued liabilities ............................           1,153,356            1,120,044
                                                           ------------         ------------
      Total current liabilities ...................           2,265,011            2,071,216

Long-term debt, excluding current installments ....             303,947              348,723

Stockholders' equity:
   Common stock ...................................             220,452              218,914
   Additional paid-in-capital .....................          60,423,974           60,206,865
   Accumulated deficit ............................         (50,839,731)         (51,757,015)
                                                           ------------         ------------
      Net stockholders' equity ....................           9,804,695            8,668,764
                                                           ------------         ------------
Total liabilities and stockholders' equity ........        $ 12,373,653         $ 11,088,703
                                                           ============         ============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED                NINE-MONTHS ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                1999             1998             1999             1998
                                                            -------------    -------------    -------------    -------------
Product, licensing and contract revenue ...............      $ 5,310,622      $ 4,483,730      $14,807,403      $13,062,138
Costs and expenses:
   Cost of sales ......................................        1,475,822        1,301,893        4,238,872        4,030,218
   Research, development, regulatory and clinical .....          737,987          748,006        2,126,799        2,275,209
   Sales and marketing ................................        2,211,616        1,719,070        5,995,226        5,203,930
   General and administrative .........................          559,490          472,275        1,635,053        1,521,613
                                                             -----------      -----------      -----------      -----------
     Total costs and expenses .........................        4,984,915        4,241,244       13,995,950       13,030,970
                                                             -----------      -----------      -----------      -----------
Operating income ......................................          325,707          242,486          811,453           31,168
Interest/other income, net ............................           37,587           23,762          120,180          109,559
                                                             -----------      -----------      -----------      -----------
     Income before income taxes .......................          363,294          266,248          931,633          140,727
Income tax expense ....................................            4,349               --           14,349               --
                                                             -----------      -----------      -----------      -----------
     Net income .......................................      $   358,945      $   266,248      $   917,284      $   140,727
                                                             ===========      ===========      ===========      ===========
Basic net income per share ............................      $      0.02      $      0.01      $      0.04      $      0.01
                                                             ===========      ===========      ===========      ===========
Diluted net income per share ..........................      $      0.02      $      0.01      $      0.04      $      0.01
                                                             ===========      ===========      ===========      ===========
Weighted average basic shares outstanding .............       21,981,153       21,840,155       21,932,527       21,803,651
                                                             ===========      ===========      ===========      ===========
Weighted average diluted shares outstanding ...........       23,279,748       22,038,548       23,138,315       22,210,017
                                                             ===========      ===========      ===========      ===========



           See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                                               1999            1998
                                                                          -------------     -------------
Cash flows from operating activities:

Net income ..........................................................      $   917,284       $   140,727

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...............................          417,510           404,807
        Amortization of deferred compensation on options ............            8,477                --
        Gain on sale of fixed assets ................................           (3,500)           (1,185)
        Decrease (increase) in inventories ..........................         (185,012)          159,601
        Increase in prepaid expenses and other assets ...............          (31,049)          (15,035)
        Decrease in accounts payable ................................          (73,358)         (425,895)
        Increase in accrued expenses ................................           33,312           211,691
                                                                           -----------       -----------
Net cash provided by operating activities ...........................          829,015           284,625
                                                                           -----------       -----------

Cash flows from investing activities:
        Capital expenditures ........................................         (385,104)         (233,907)
        Proceeds from sale of fixed assets ..........................            3,500             1,500
                                                                           -----------       -----------
Net cash used in investing activities: ..............................         (381,604)         (232,407)
                                                                           -----------       -----------

Cash flows from financing activities:
        Proceeds from issuance of common stock, net .................          210,170           143,962
        Proceeds from issuance of long-term debt ....................          518,634            58,467
        Principal payments on long-term debt ........................         (329,569)         (221,249)
                                                                           -----------       -----------
Net cash provided by (used in) financing activities .................          399,235           (18,820)
                                                                           -----------       -----------

Net increase in cash and cash equivalents ...........................          846,646            33,398

Cash and cash equivalents at beginning of period ....................        5,757,538         6,091,497
                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................      $ 6,604,184       $ 6,124,895
                                                                           ===========       ===========

               See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the nine-month period ended September 30, 1999 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)     INVENTORIES

        Inventories consist of the following:


                                                    (UNAUDITED)
                                                    SEPTEMBER 30,        DECEMBER 31,
                                                         1999                1998
                                                    -------------        -----------
   Raw materials and supplies ...............        $ 1,086,639         $   936,191
   Finished goods ...........................            622,605             551,791
   Reserve for obsolescence .................           (321,250)           (285,000)
                                                     -----------         -----------
   Net inventory ............................        $ 1,387,994         $ 1,202,982
                                                     ===========         ===========

(3)     COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended September 30, 1999 and September 30, 1998 comprehensive income was equal to the net income as presented in the accompanying Statements of Operations.

(4)     NET INCOME PER COMMON SHARE

        Net income per common share is computed based on the weighted-average number of common shares and, if appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

        Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. Reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                (Unaudited)                         (Unaudited)
                                             Three Months Ended                   Nine-Months Ended
                                       September 30,     September 30,     September 30,     September 30,
                                           1999              1998              1999              1998
                                       -------------     -------------     -------------     -------------
Basic weighted average number of
common shares outstanding during
the period                              21,981,153        21,840,115        21,932,527        21,803,651

Weighted-average number of
dilutive common stock options
outstanding during the period            1,298,595           198,393         1,205,788           406,366
                                        ----------        ----------        ----------        ----------

Diluted weighted average number
of common and common equivalent
shares outstanding during the
period                                  23,279,748        22,038,548        23,138,315        22,210,017
                                        ==========        ==========        ==========        ==========


        Common stock equivalents of approximately 689,563 and 3,438,991, and 689,563 and 3,231,081 outstanding during the three and nine month periods ended September 30, 1999 and 1998, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(5)     OPERATING SEGMENTS

The Company operates in one line of business; the development and commercialization of access products for minimally invasive procedures. The Company has pursued and/or is also pursuing licensing opportunities related to its proprietary radial dilation, biocompatible coating, and thermal ablation technologies. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

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

        On January 13, 1999, InnerDyne reported the acceptance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices based on InnerDyne's proprietary radial dilation technology. The product safety premarket notification resulted from the submission of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites.

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

        Other Applications & Technology. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in the third and fourth quarters of 1997 and continued testing the product concept in conjunction with cardiology advisors in early 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures, and limited domestic use evaluations have been ongoing throughout 1999. An additional related 510(k) application was filed with the FDA in August 1999, primarily to update labeling involving the most current version of the radially expanding vascular access device (REVAS) product. If clinical benefits are confirmed in continuing usage, the Company will explore alternative methods of effective distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in late 1999, or in subsequent years.

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

        The Company is exploring the potential use of its proprietary radial dilation technology in other applications such as access for urologic, thoracic and tracheal procedures, and plans to increase resources associated with the pursuit of percutaneous kidney and bladder access in the ensuing quarters. The Company filed 510(k) applications for urologic and-intra-organ access in 1999 and, in May 1999, received clearance from the FDA for its radially dilatable urologic access device. In August 1999, the Company received notice from the FDA that its application for intra-organ access had been cleared. The Company anticipates that market evaluation and testing of these product concepts in conjunction with surgical advisors will be concluded in late 1999 or early 2000. If the trial results are positive and subsequent human use demonstrates clinical benefits, the Company may begin distribution in the marketplace and may launch urologic and intra-organ access devices during 2000 or in subsequent years.

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

        InnerDyne also committed resources to an investigation of the potential market opportunity in arthroscopic procedures during 1997 and early 1998. Limited clinical usage of the initial design accompanied by substantial exposure and feedback from arthroscopic surgeons was completed during the last half of 1997. InnerDyne completed the arthroscopic market opportunity assessment in the second quarter of 1998. Development efforts relating to a radially dilatable access device for arthroscopic procedures have been terminated, and the Company has no current plans to bring an arthroscopic access device to market.

        In September 1999, the Company licensed to William Cook Europe A/S
(Cook) a Rotatably Actuated Constricting Catheter Valve on a non-exclusive basis for use in the treatment of aortic aneurysms. The agreement requires that Cook pay InnerDyne a licensing fee in two installments and annual minimum royalty payments.

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

Biocompatible Coating Technologies

        The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. InnerDyne is developing a proprietary technology that coats materials with a surface layer to which rhenium-188 or another radioisotope can be attached to reduce restenosis in patients who have had interventional vascular procedures.

        The Company has begun a research program aimed at developing absorbable brachytherapy products for the treatment of focal or site-specific cancers such as breast, prostate, cervical, and neurological cancers. The program's goal is to develop biocompatible and bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources are being designed for use in the local-regional treatment of primary cancer, including treatment of the tumor bed after removal of a tumor. The final product could fundamentally differ from both current brachytherapy sources and drug-delivery sources and could provide a highly efficient mechanism to control cancer growth and limit cancer reccurrence. The advantage of localized radiotherapy over other therapies is that local radiotherapy can act upon cancerous cells while sparing normal cells. Other therapies, such as systemic chemotherapy and external beam radiation, affect both cancerous and non-cancerous cells and can result in greater pain, longer recovery times, and higher treatment costs. In contrast, local radiotherapy can lower the cost of the therapeutic procedure, reduce hospital stays, and reduce the pain and suffering experienced by the patient.

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

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support and future license fees and royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the potential application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology has been completed during 1999, though the Company may continue to conduct related research if requested by Boston Scientific.

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

        There can be no assurances that the discussions, or research programs outlined above, will lead to commercial products or relationships on acceptable terms.

RESULTS OF OPERATIONS

        Total revenue for the three and nine-month periods ended September 30, 1999 was $5,310,622 and $14,807,403, respectively, compared to $4,483,730 and
$13,062,138 for the corresponding periods in 1998. Total revenue is comprised of revenue from product sales, licensing, and contract revenue. Revenue from product sales increased to $5,217,427 and $14,480,866 for the three and nine-month periods ended September 30, 1999, respectively, from $4,129,633 and $11,879,606 for the corresponding periods in 1998, reflecting increased sales of the Company's Step devices. Licensing and contract revenue fell to $93,195 and $326,537 for the three and nine-month periods ended September 30, 1999, respectively, compared to $354,097 and $1,182,532 for the corresponding periods in 1998. Licensing and contract revenue for the periods related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and the licensing and development of the Company's proprietary biocompatible coating technology. Licensing and contract revenue fluctuates from quarter to quarter based upon the number of agreements in effect and the amount and timing of the payments to be made to the Company pursuant to such agreements.

        Costs of sales were $1,475,822 and $4,238,872, respectively, for the three and nine-month periods ended September 30, 1999, compared to $1,301,893 and $4,030,218 for the same periods in 1998. The increase in cost of sales for the three and nine-month periods ended September 30, 1999 is mainly attributable to the increase in production and sales volumes compared to the same periods in 1998. Gross margins improved for the three and nine-month periods ended September 30, 1999 as compared to the same periods during 1998 due to operational improvements and manufacturing efficiencies gained by allocating fixed costs over a larger sales base.

        Research, development, regulatory and clinical expenses ("R&D") for the three and nine-month periods ended September 30, 1999 were $737,987 and $2,126,799, respectively, compared to $748,006 and $2,275,209 for the corresponding periods in 1998. In the 1998 periods, a portion of the R&D expenses were reimbursed by development partners, thereby generating off-setting licensing and contract revenue. The reduction in three and nine month comparative R&D expenditures is primarily the result of a transfer of the EnAbl
(TM) thermal ablation program to US Surgical in the first quarter of 1998 and R&D cost containment implemented during the third quarter. The Company expects that research, development, regulatory and clinical expenditures will increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby reducing expected costs.

        Sales and marketing expenses were $2,211,616 and $5,995,226, respectively, for the three and nine-month periods ended September 30, 1999, compared to $1,719,070 and $5,203,930 for the corresponding periods in 1998, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products and increased expenditures to leverage the expanded 510(k) labeling claims granted by the FDA in January 1999. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $559,490 and $1,635,053, respectively, for the three and nine-month periods ended September 30, 1999, compared to $472,275 and $1,521,613 for the corresponding periods in 1998. The increase in general and administrative expenses for the three and nine-month periods was primarily the result of increased expenditures in the area of outside services. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        Interest/other income, net, was $37,587 and $120,180,respectively, for the three and nine-month periods ended September 30, 1999,compared to $23,762 and $109,559 for the same periods in 1998. The increase is attributable to interest earned on increased cash and cash equivalents balances. Income tax expense for the three and nine-month periods ended September 30, 1999 was $4,349 and $14,349, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to September 30, 1999, the Company incurred a cumulative net loss of approximately $51 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its common stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional common stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's common stock and warrants to purchase 287,200 additional shares of common stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of common stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of common stock at $3.50 per share, which raised $8,015,268 (net of underwriter's commissions and offering expenses).

        At September 30, 1999, cash and cash equivalents totaled $6,604,184 compared to total cash and cash equivalents balance of $6,115,701 at June 30, 1999. The Company had $385,104 and $233,907 in capital expenditures in the nine months ended September 30, 1999 and September 30, 1998, respectively. Working capital totaled $9,281,961 at September 30, 1999. In addition, the Company had long-term debt, excluding current installments, totaling $303,946 relating to financing of equipment.

        In April 1999, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through April 23, 2000 on a revolving credit basis at prime plus .25% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 36-month term loans bearing interest at prime plus .25%. As of September 30, 1999, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $265,388 under the equipment advance line with Silicon Valley Bank for the financing of capital expenditures.

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

        The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its common stock completed in May 1996, together with current revenues, credit facilities and other sources of liquidity, will provide adequate funding for its capital requirements through at least the second quarter in 2000, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        Operating History; Profitability Uncertain. The Company experienced operating losses from 1985 until mid 1998 totaling $52.3 million. The Company reported net income of $917,284 on revenues of $14.8 million, net income of $425,030 on revenues of $17.6 million for the nine months ended September 30, 1999 and the fiscal year ended December 31, 1998. As of September 30, 1999, the Company had an accumulated deficit of approximately $51 million.

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

        Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical, a unit of TYCO International, Inc., is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. Ethicon Endosurgery, a unit of Johnson & Johnson, Inc., has made a major investment in the M.I.S. field in recent years, and the parent is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

        There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the

Company's business, financial condition and results of operations. As a result of the possible entry of new companies into the M.I.S. market, competition in M.I.S. devices may increase.

        Continued Dependence on Step Products. To date, substantially all of the Company's revenues from product sales are attributable to Step products, and InnerDyne currently anticipates that sales of Step products will represent the majority of the Company's revenues for the immediate future. Accordingly, the success of the Company is largely dependent upon continued market acceptance of its Step product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its Step product in the fourth quarter of 1994 and, to date, sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's Step products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's Step products would have a material adverse effect upon the Company's business, financial condition and results of operations.

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During 2000 or subsequent years, the Company expects to commercially introduce urological and intra-organ access products, and possibly the REVAS vascular access product, each of which is a further enhancement of its radial dilation technology. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. Failure by the Company to timely introduce such products or failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

        Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's GMP regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes scheduled periodic audits by a European regulatory body. The Company believes that regulatory changes recently introduced by the FDA will result in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

        Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and may continue to fluctuate significantly in the future depending on the timing and shipment of product orders, new product introductions and changes in pricing policies by the Company or its competitors, the timing and market acceptance of the Company's new products and product enhancements, the continued market acceptance of InnerDyne's Step product line by the medical community, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the extent to which the Company recognizes non-product revenues during a quarter, and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes affect gross margins from quarter to quarter. Furthermore, gross margins and net income or loss can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company typically derives higher margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

        Reliance on Collaborative Relationships; Restrictions on Activities. The Company has entered into, and intends to continue to pursue, collaborative arrangements with corporations and research institutions with respect to the research, development, regulatory approval and marketing of certain of its potential products. InnerDyne's future success may depend, in part, on its relationship with such third parties, their strategic interest in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The Company's existing and anticipated contracts with such third parties may restrict the rights of InnerDyne to engage in certain areas of product development, manufacturing and marketing. In addition, these third parties often have the unilateral right to terminate any such arrangement without significant penalty. There can be no assurance that InnerDyne will be successful in establishing or maintaining any such collaborative arrangements or that any such arrangements will be successful.

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

        Control by Directors and Principal Stockholders. As of September 30, 1999, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 27% of the Company's outstanding common stock. Accordingly, these persons, as a group, may be able to control the Company and significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of common stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

        Interest Rate Risk: As of September 30, 1999, the Company had short-term investments of $5,909,075. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 1999 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company has the ability to hold these investments until maturity, and therefore, the Company does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

        The Company does not own any equity investments. Therefore, the Company does not currently have any direct equity price risk. All Company revenues are realized in U.S. dollars; therefore, the Company does not believe that it currently has any significant direct foreign currency exchange rate risk.

        Foreign Currency Risk: International revenues were less than 10% of total revenue for the quarter ended September 30, 1999. International sales are made mostly through international distributors with payments to the Company typically in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company through the third quarter of 1999 was not material.

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

          (a)  Exhibits:

        Exhibit number:      27.01:         Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNERDYNE, INC.



/s/ Robert A. Stern
Robert A. Stern
Vice President and Chief
Financial Officer
(Duly Authorized Signatory,
Principal Financial and Accounting Officer)



Date:   November 12, 1999

                                 EXHIBIT INDEX


Exhibit #           Description
---------           -----------

  27.1              Financial Data Schedule