Form 10-K
period 1999-12-31
INNERDYNE INC
filed 2000-03-22
CIK 822084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended DECEMBER 31, 1999, or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $96,301,670 as of February 29, 2000, based upon the closing sale price of the issuer's Common Stock on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,248,449 shares of issuer's Common Stock issued and outstanding as of February 29, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held on June 20, 2000 are incorporated by reference into Part III of this Form 10-K.

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

        Although less invasive alternatives to traditional open surgery have existed for a number of years, the trend toward minimally invasive techniques was not widespread until the late 1980s. At that time, surgeons developed and perfected a technique for gall bladder removal through the use of specialized access, diagnostic and treatment devices. In 1997, an estimated 85% of the approximately 820,000 gall bladder procedures in the United States were performed using minimally invasive techniques. A number of surgical procedures, other than gall bladder surgery, are undergoing conversion to minimally invasive approaches, including the treatment of gynecological disorders and the diagnosis and treatment of diseases of the vasculature. In addition, M.I.S. procedures may be useful for intra-organ diagnosis and treatment. It is estimated that in 1997 over 1.4 million general surgery and gynecology procedures traditionally accomplished through open surgery were performed in the United States using M.I.S. techniques. M.I.S. procedure growth is expected to outpace increases in total surgical procedures for the balance of the decade.

M.I.S. Access Devices

        A trocar is the conventional device used by surgeons to access a possible treatment site in an M.I.S. procedure. A trocar is traditionally a sharp-pointed cutting instrument surrounded by a rigid sheath, or cannula, that is forced through the abdominal wall by the surgeon and cuts through the muscle and skin layers which make up the abdominal wall. Trocar insertion is normally preceded by the insertion of an insufflation (inflation) needle into the abdominal cavity through which a gas can be pumped to insufflate the abdominal cavity as a means of providing working space and added clearance, such that internal body organs are less likely to be damaged as a sharp-bladed trocar is inserted. Once a trocar has penetrated the abdominal wall, the cutting portion of the device is removed, leaving the cannula through which instruments and diagnostic tools can be placed into the abdominal cavity of the patient. The proximal end of the trocar, which remains outside the body, is normally equipped with a valve system designed to allow the passage of instruments while maintaining insufflation gas pressure. Trocars are most commonly provided in 5mm, 10mm and 12mm working channel sizes, and leave residual wounds, which approximate these nominal sizes. From one to as many as six trocars are used for access in M.I.S. procedures depending on the extent and complexity of the particular procedure. In addition, anchors are frequently used with trocars to assure maintenance of insufflation pressure and to prevent slippage of the trocars as instruments are passed through them during a procedure. These anchor devices, when used, can enlarge the wound size and increase trauma to adjacent tissues.

        Trocars consist of two types: disposable and reusable. Industry sources estimate that in 1998 sales of disposable trocars in the United States totaled approximately $230 to $240 million, and global sales totaled more than $300 million. Reusable trocars are used to a greater extent internationally than in the United States. Reusable trocars must be sharpened from time to time when they become dull. As a result, a reusable trocar may not consistently and cleanly cut through the muscle and skin layers that make up the abdominal wall. The potential risk of serious trauma to the patient may be increased because greater pressure can be required to force the trocar through the abdominal wall, causing the abdominal cavity to partially collapse and reduce the space created by insufflation. In addition, medical personnel that handle and clean reusable trocars are also subject to the risk of cuts and skin punctures caused by contact with trocar cutting surfaces.

        Another device commonly used in minimally invasive procedures is a percutaneous catheter. A number of minimally invasive percutaneous catheter-based therapies have been developed to treat vascular disease, including coronary and peripheral transluminal angioplasty, atherectomy and vascular stenting. In addition, minimally invasive catheter-based diagnostic procedures such as angiography and ultrasound imaging are used by physicians in connection with therapeutic procedures. Industry sources estimate that in 1998 approximately 4.7 million minimally invasive vascular procedures were performed worldwide. In addition, approximately 1.2 million interventional radiology procedures utilizing minimally invasive vascular access were performed in 1998.

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

Biocompatible Coating Technologies

        Cardiovascular disease is a leading cause of death in the United States. Atherosclerosis, the principal cause of cardiovascular disease, results from the progressive accumulation of plaque caused by the deposit of cholesterol and other fatty materials on the walls of arteries. Atherosclerosis results in reduced blood flow to the muscles of the heart and peripheral anatomy. Atherosclerosis in the coronary arteries can ultimately lead to heart attack and death. Arteries diseased with atherosclerosis may be treated with medical procedures designed to increase blood flow. Established treatments include open-heart surgery, a highly invasive surgical procedure, and less invasive percutaneous catheter-based procedures such as coronary and peripheral transluminal angioplasty.

        In recent years, a number of new percutaneous catheter-based therapies have been developed to increase blood flow, including atherectomy and vascular stenting. Industry sources estimate that during 1999 approximately 1,000,000 balloon angioplasty, atherectomy and stenting procedures were performed worldwide. Industry sources also indicate that cardiovascular stenting is increasingly used to treat cardiovascular disease due to its demonstrated ability to reduce the occurrence of restenosis, a re-narrowing of a treated blood vessel that typically occurs within six months of treatment in approximately 20 - 30% of patients who undergo percutaneous catheter-based procedures. Stents are implantable medical devices that reduce arterial obstruction by providing a rigid scaffolding to maintain patency in an occluded blood vessel. Once placed, stents exert radial force against the walls of blood vessels to enable the blood vessels to remain open and functional.

        Preliminary indications are that restenosis following stenting can be reduced through the coating of stents with radioactivity or anti-proliferative drugs. The Company believes that opportunities may exist for companies with technology to effectively coat stents with radiation or anti-proliferative drugs.


        In recent years there has been a resurgence in the use of interstitial irradiation, or brachytherapy, in the management of clinically localized prostate cancer. Brachytherapy is an established nuclear therapeutic modality in which radiation is introduced into or onto a malignant tumor site, and is used to treat a variety of cancers, including those of the prostate, breast, cervix, ovary, skin, brain, head and neck. Brachytherapy can be used as a stand-alone therapy or in concert with external beam therapy to boost the dose delivered to the tumor. Brachytherapies involve the use of both sealed and unsealed sources. Among the sealed sources, seeds, wires, and needles employing I-125, Pd-103, and Ir-192 are the most common isotope-related methods used in therapy for solid focal tumors.

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

        On January 13, 1999, InnerDyne reported the acceptance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites.

        As of December 31, 1999 more than 30 peer reviewed papers or presentations have been published or presented, with the conclusion that patient safety is enhanced when the Step product is used. A recent paper presented in November 1999 at the American Association of Gynecological Laparoscopy Annual Meeting involved more than 8,000 procedures and more than 21,000 Step insertions. The study concluded that, based on a comparison to a control group where standard access devices of various types were used, an adverse event was ten times more likely with conventional trocars versus InnerDyne's product.

        Short Step(TM) The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of 35 freestanding children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will continue to help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

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

        Mini Step(TM). The Mini Step is a small-diameter radially dilating access device designed for use in tubal ligation, pediatric procedures, and micro-laparoscopic surgeries utilizing small instruments. The working diameter of the Mini Step ranges from a nominal 2mm to 8mm. Like the Step device, Mini Step is expected to offer clinicians the potential to reduce device-related surgical complications and surgery time. The Mini Step devices were commercially introduced in 1997.

        One Step(TM). The One Step is a device with a universally adjustable valve and seal system designed to eliminate the need for a reducer. The device is intended to maintain insufflation while accommodating most conventional surgical instruments. The One-Step device was commercially introduced in 1998.

        Open Step(TM). The Open Step is a device designed to establish access into the abdominal cavity using a technique known as open laparoscopy. The Open Step device was commercially introduced in 1998.

        Distribution of Step Products. The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of whom are employees of the Company. InnerDyne management employees manage these sales representatives on a regional basis. In order to enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in 1997. These agreements cover approximately 1,350 hospitals across the United States. Three additional buying group agreements were signed in 1999, adding approximately 2,150 hospitals and surgery centers to those covered by agreements. In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

        Other Applications & Technology. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in 1997 and continued testing the product concept in conjunction with cardiology advisors in early 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures, and limited domestic use evaluations have been ongoing throughout 1999. An additional related 510(k) application was filed with the FDA in August 1999, primarily to update labeling involving the most current version of the radially expanding vascular access (REVAS) product. If clinical benefits are confirmed in continuing usage with the most recent product version, the Company will explore alternative methods of distribution in the interventional vascular marketplace and may launch a radial dilation vascular access device in the United States in 2000 or subsequent years.

        Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company expects that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. InnerDyne expects to continue expending development resources through the first half of 2000 to determine the feasibility of introducing an intra-organ access device based on its proprietary radially expanding dilation technology.

        The Company has also evaluated the potential use of its proprietary radial dilation technology to gain access for urologic procedures, and a related 510(k) pre-market notification was submitted to and cleared by the FDA in mid-1999. The Company is completing the development process for a new product intended to facilitate percutaneous access to the kidney and bladder, and expects to initiate expanded human clinical evaluation of the product in the first half of 2000. If this evaluation yields positive results, the Company may initiate distribution of a urological access product in 2000.

        There can be no assurance that current or future new product developments will generate product opportunities that can be commercially sold in sufficient quantities; failure to achieve commercial success with any or all new product applications could have a material adverse impact on the Company's profitability and operations.

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

        During 1997 and early 1998, InnerDyne committed resources to an investigation of the market opportunity for a radially dilatable access device for arthroscopic procedures. Clinical evaluation of an FDA cleared arthroscopic access product indicated that clinical benefits of the technology in this market were not sufficient to warrant further investment, and the project was terminated.

Thermal Ablation Technology

        The Company has developed proprietary technology intended to thermally ablate the lining of a body organ. The Company's EnAbl (TM) Thermal Ablation System (the "EnAbl System") is based on this proprietary technology and is designed to treat menorrhagia, or excessive uterine bleeding, by thermally ablating the endometrial lining of the uterus through the controlled introduction and heating of a normal saline solution in situ.

        In December 1996, InnerDyne announced that it had signed an agreement that granted U.S. Surgical Corporation ("U.S. Surgical") exclusive worldwide sales and marketing rights for the EnAbl System. Under the terms of the agreement, in exchange for initial license fees, milestone payments, and royalties based upon future sales, U.S. Surgical gained the rights to complete development of the EnAbl System and to manufacture and market the technology on a worldwide basis. The agreement also provides U.S. Surgical with an option to purchase rights to the technology for defined applications. In July 1997, the Company announced that U.S. Surgical had made the first milestone payment due under the terms of the agreement. In August 1998, InnerDyne received notification from U. S. Surgical that the 1996 Agreement was being terminated. The Company does not presently intend to proceed with commercial development of this technology.

Biocompatible Coating Technologies

        The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than many other methods presently in use, which it believes generally use a weaker ionic bond in at least one of the attachment points. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. InnerDyne is developing a proprietary technology that coats materials with a coating to which rhenium-188 or another radioisotope can be attached to reduce restenosis in patients who have had interventional vascular procedures. InnerDyne will complete the stent-based studies using rhenium-188 for the treatment of restenosis in early 2000. Though the preliminary results hold promise there is no assurance that the Company can attract a corporate stent partner that will license the technology under acceptable terms, if at all.

        In the fourth quarter of 1999 the company began to shift resources to investigate a proprietary therapeutic coating which may potentially provide a proprietary drug-based treatment for restenosis. If preliminary promising results of this investigation are confirmed in further animal investigations, the Company may increase associated resources, and endeavor to attract a corporate partner interested in the technology. There can be no assurances that the results of this further investigation will be positive, or that a corporate partner will be interested in licensing or developing this technology on acceptable terms, if at all.

        The Company has begun a research program aimed at developing absorbable brachytherapy products for the treatment of focal or site-specific cancers such as breast, prostate, cervical, and neurological cancers. The program's goal is to develop biocompatible and bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources are being designed for use in the local-regional treatment of primary cancer, including treatment of the tumor bed after removal of a tumor. The final product could fundamentally differ from both current brachytherapy sources and drug-delivery sources and could provide a highly efficient mechanism to help control cancer growth and limit cancer recurrence. The advantage of localized radiotherapy over other therapies is the ability to eliminate cancerous cells while sparing normal cells. Other therapies, such as systemic chemotherapy and external beam radiation, affect both cancerous and non-cancerous cells and can result in greater pain, longer recovery times, and higher treatment costs. In contrast, local radiotherapy may lower the cost of the therapeutic procedure, reduce hospital stays, and reduce the pain and suffering experienced by the patient.

        In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement ("CRADA") for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. Initially, the ORNL researchers helped to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and the new technology were provided to investigators at BNL who, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepared radioactive stents and implanted them into the arteries of swine and rabbits to evaluate the effectiveness of this unique approach to inhibit restenosis. Initial testing confirmed the Company's ability to attach radionuclides to metal stents and other substrates. Additional testing to demonstrate the efficacy in animals of InnerDyne's technology for the treatment of restenosis will be completed in early 2000.

        In October 1998, the CRADA's scope of work was modified to include the development of absorbable brachytherapy devices for the treatment of focal cancers because of the rapid strides made under the radiation coated stent development program.

        In January 1999, InnerDyne announced that it had been awarded a California Cancer Research Program ("CRP") Cycle I grant, a Community Initiated Research Collaboration Award ("CIRCA"), to examine the clinical benefits and the development of absorbable brachytherapy devices. The commercial objective of this project is to develop bioabsorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources will be designed utilizing a proprietary InnerDyne technology for potential use in the treatment of site-specific prostate, breast, and neurological cancers.

        In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research ("SBIR") phase 1 research grant to support development of a new form of cancer treatment. The InnerDyne technology allows for the concurrent delivery of drugs and radiation through the use of implantable devices that are absorbed by the body after delivering their therapeutic payloads. The absorbable devices will differ from both current brachytherapy and drug-delivery sources, and could potentially provide a highly efficient and flexible treatment mechanism for the handling of focal cancers.

        In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open-heart surgery, pursuant to which the Company licensed one of its technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system which was delivered during the first half of 1997. In April 1998, in exchange for an initial payment and continuing material purchases, SENKO licensed InnerDyne's less complex method for coating devices with heparin on a non-exclusive basis. The addition of this new means of attaching the drug heparin to prevent the formation of blood clots on a surface is expected to further enhance SENKO's oxygenator product offering. If SENKO continues to use the Company's technologies, royalties would be received through 2004.

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support, license fees and future royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology was completed during 1999.

        In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne constructed a custom coating system and provided coated product samples for testing by U.S. Surgical in exchange for payment of initial license fees and capital equipment costs. If the testing confirms that coated samples meet U.S. Surgical's requirements, InnerDyne will receive a final license fee payment and will assist in the transfer of the system to a location designated by U.S. Surgical. Coincident with transfer and system startup, a royalty payment period would begin.

        Because of the strength of the covalent bonds used in the Company's TRC technology and other properties noted above, the Company believes that its technology may have advantages over some presently available bioactive coating technologies. Potential applications include the treatment of restenosis and specific focal cancers when vascular stents, grafts, vena cava filters and other implantable devices may be coated with drugs and/or isotopes using InnerDyne's proprietary technology. The Company has undertaken a number of discussions with potential licensees of the Company's coating technologies, and samples of coated products have been provided to several companies. These discussions have been with parties interested in the use of the technologies to enhance drug delivery or gas exchange, as well as third parties interested in the possible coating of in-dwelling devices for various applications. However, there can be no assurance that additional agreements with third parties, if any, will be on acceptable terms.

RESEARCH AND DEVELOPMENT

        The Company has made significant investments in the research and development of its proprietary technologies, including radial dilation, thermal ablation and biocompatible coatings. Research, development, clinical and regulatory expenses for the years ended December 31, 1999, 1998, and 1997 were approximately $2.8 million, $2.9 million, and $3.3 million, respectively. The decrease in 1999 was primarily the result of lower expenses related to new product development programs, including costs associated with development, clinical trials and regulatory submissions. The decrease in 1998 was primarily the result of a reduction in reimbursed development expenses related to the EnAbl thermal ablation system.

As of December 31, 1999, the Company had 21 full-time employees engaged in research, development, clinical and regulatory activities. Currently, the Company's research and development efforts are primarily focused on providing support for the Step product line, developing other access products based on InnerDyne's proprietary radial dilation technology, and advancing InnerDyne's biocompatible coating technologies.

        In December 1996, InnerDyne announced that it had signed an agreement granting U.S. Surgical exclusive worldwide sales and marketing rights for the EnAbl System. In August 1998, InnerDyne announced it had received notification from U. S. Surgical indicating they would not pursue development or commercialization of the Company's EnAbl System. The Company does not presently intend to proceed with commercial development of this product.

        In December 1997, InnerDyne and Oak Ridge National Laboratory announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories a cooperative research and development agreement ("CRADA") to support development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices.

        In early 1999, InnerDyne announced that it was awarded a California Cancer Research Program "CRP" Cycle I grant, a Community Initiated Research Collaboration Award ("CIRCA"), to examine the clinical benefits and the development of absorbable brachytherapy devices. The commercial objective of this project is to develop bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources will be designed utilizing a proprietary InnerDyne technology for potential use in the treatment of site-specific prostate, breast, and neurological cancers.

        In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research ("SBIR") phase 1 research grant to support development of a new form of cancer treatment. The InnerDyne technology allows for the concurrent delivery of drugs and radiation through the use of implantable devices that are absorbed by the body after delivering their therapeutic payloads. The absorbable devices will differ from both current brachytherapy and drug-delivery sources, and could potentially provide a highly efficient and flexible treatment mechanism for the handling of focal cancers.

        The Company's proprietary biocompatible coating technologies have been evaluated by a number of potential licensees. Agreements are in place with SENKO covering the coating of gas exchange fibers; with Boston Scientific for the potential coating of stents, grafts, vena cava filters and other implantable devices; with Shearwater Polymers covering that company's manufacture and sale of products utilizing the Company's proprietary polyethylene oxide compound; and with U.S. Surgical covering the licensing of its proprietary siloxane coating technology for potential use by U.S. Surgical to enhance the performance of selected products used in minimally invasive surgical procedures.

        In September 1999, the Company licensed to William Cook Europe A/S
(Cook) a Rotatably Actuated Constricting Catheter Valve on a non-exclusive basis for use in the treatment of aortic aneurysms. The agreement requires that Cook pay InnerDyne a licensing fee in two installments and annual minimum royalty payments.

        In December 1999, InnerDyne licensed to Alung Technologies, Inc. certain assets related to the Company's earlier development of an implantable lung assist product, and associated technologies. Under the terms of the agreement, InnerDyne is to receive a license fee, payable in two installments in the fourth quarter of 1999 and 2000.

        The future success of the Company will depend upon its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion and to attract corporate partners interested in licensing its coating technologies. In addition, the Company may seek to identify opportunities to obtain products or technologies from third parties. There can be no assurance that the Company will be able to successfully develop or acquire new products or technologies, license its proprietary technologies to third parties, obtain regulatory clearance for its products, or gain market acceptance of new and enhanced products. Delays in development, clearance or acceptance of new products could have a material adverse effect on the Company's business, results of operations and financial condition.

SALES AND MARKETING

        The Company is presently marketing its M.I.S. access products mainly to general surgeons, gynecologists and pediatric laparoscopists.

        The Step family of products is distributed to health care professionals in both domestic and international markets. In the United States, the Company's M.I.S. access product line is generally sold directly to health care professionals by a network of sales representatives, a limited number of which are employees of the Company. InnerDyne management employees manage these sales representatives on a regional basis. To enhance the effectiveness of these domestic sales activities, agreements with buying groups that represent multiple provider institutions have been pursued. InnerDyne signed two buying group agreements in the third quarter of 1997. These agreements cover approximately 1,350 hospitals across the United States and may allow the Company to more effectively compete for a portion of the minimally invasive surgical access business in these hospitals. Three additional buying group agreements were signed in 1999, adding approximately 2,150 hospitals to those covered by prior agreements. Management has approached other buying groups, and is optimistic that additional agreements may be signed.

        In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems and medical professionals. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory. In 1999, orders were received from distributors in 26 countries. Management hopes to make additional progress in this regard during 2000 and expects foreign sales to positively impact future revenue growth.

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

        The Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company is registered as a manufacturer of medical devices with appropriate state and federal authorities, including the FDA, and is registered to International Standards Organization 9000 ("ISO 9000") standards, which confirms compliance with a number of foreign quality systems. See "--Government Regulation." The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's quality systems regulations ("QSR"), ISO 9000 standards and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Failure to maintain or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

        The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the Step product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect upon the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources, including the sheath component of the Company's Step products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are ongoing. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of raw material supply could have a material adverse effect on the Company's ability to manufacture its products, and therefore on its business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Sole Sources."

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

        There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost and divert management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

        The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The U.S. Surgical unit of Tyco International Ltd. ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and had historically been the firm most responsible for providing products that led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products that facilitate access, assessment and treatment. The Ethicon Endosurgery Division of Johnson and Johnson ("Ethicon"). has made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities or their parent companies. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon or their parent companies.

        Notwithstanding the challenges faced by the Company in selling into a market dominated by two large competitors, the majority of the Company's revenues since the fourth quarter of 1994 have come from product sales in this market. U.S. Surgical and Ethicon or their parent companies' purchasing contracts typically include provisions allowing a certain percentage of purchases from other vendors, or permitting new technology products to be considered outside of a purchasing agreement. The Company has taken and intends to continue to take advantage of such provisions. The Company has also pursued and has been awarded purchasing contracts with a number of buying groups. Such agreements can, in some situations, allow the Company's products to compete on an equal footing with those of its larger competitors, reducing the degree of leverage represented by the size and volume of its competitors' product offerings.

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

GOVERNMENT REGULATION

        Clinical testing, manufacture and sale of the Company's products, including the Step product line, the vascular access product line and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request or mandate recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

        In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to QSR's) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

        Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) pre-market notification or FDA approval of a Premarket Approval ("PMA") application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMA's. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. It generally takes from two to twelve months from submission to obtain 510(k) pre-market clearance, but can take longer. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) pre-market clearance within a reasonable time frame, or at all, for any of the devices or modifications for which it may file a 510(k).

        A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMA's. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The FDA's review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but can take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMA's. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

        If human clinical trials of a device are required and the device presents a "significant risk", the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB's"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents an "insignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRB's without the need for

FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

        The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its Radially Expanding Dilator ("R.E.D.(TM)") product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular, urological, and arthroscopic applications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner, or at all, or that existing clearances can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company has made modifications to its cleared devices that the Company believes do not require the submission of new 510(k) notifications. There can be no assurance; however, that the FDA would agree with any of the Company's determinations not to submit new 510(k) notification for any of these changes or would not require the Company to submit new 510(k) notification for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notification for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

        Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.

        The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory QSR compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products, injunctions and/or civil fines.

        The FDA has implemented changes to the QSR requirements that may increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

        The Company has received certification to ISO 9000 standards, permitting it to affix an identifying CE Mark signifying this certification to its products, allowing unencumbered movement of its products within the European Union. The Company is required to undergo periodic surveillance audits to assure continuing compliance with these standards. Failure to demonstrate satisfactory compliance on an ongoing basis could adversely impact InnerDyne's ability to distribute its products within the European Union.

PRODUCT LIABILITY AND INSURANCE

        The development, manufacturing and sale of the Company's products entail the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. To date, InnerDyne has not experienced any product liability claims. The Company's current product liability insurance coverage limits are $3,000,000 per occurrence and $3,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture, and sale of its current and future products. Product liability insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Product Liability; Claims in Excess of Insurance Coverage."

EMPLOYEES

        At December 31, 1999, the Company had 130 full-time and 2 temporary and part-time employees. Of the 130 full-time employees on December 31, 1999, 69 were involved in manufacturing operations, 21 in research and development and regulatory/clinical affairs (including 6 in biocompatible coatings development), 9 in administration, and 31 in sales, marketing and customer service.

        None of the Company's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

        The Company has corporate officers that are not executive officers. As of March 17, 2000, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

               NAME                     AGE                                    POSITION
         William G. Mavity               50               President, Chief Executive Officer and Director

         Robert A. Stern                 43               Vice President and Chief Financial Officer

         Daniel J. Genter                63               Senior Vice President, Sales and Marketing

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

        Robert A. Stern joined the Company in January 1996 as Vice President and Chief Financial Officer. From October 1991 to January 1996, Mr. Stern held the position of Chief Financial Officer, Vice President of Corporate Finance and member of the Board of Directors of RhoMed Incorporated, a New Mexico-based biopharmaceutical company. Mr. Stern has had ten years experience in investment banking and cash management, and was the principal stockholder and Managing Director of R.A. Stern & Associates from December 1986 to April 1990. R. A. Stern & Associates was sold to PaineWebber in 1989. Mr. Stern received a B.S. degree from the University of New Hampshire, Whittemore School of Business and Economics and an MBA from the University of New Mexico, Anderson School of Management.

        Daniel J. Genter joined the Company in April 1996 as Senior Vice President of Sales and Marketing. From May 1993 to April 1996, Mr. Genter held the position of Divisional Vice President of the Kanetta Pharmacal Division of Sanofi Winthrop Pharmaceuticals, a business unit established for the development, manufacture and marketing of sterile parenteral multisource pharmaceutical products. From December 1990 to May 1993, Mr. Genter served as Vice President of Marketing for Schein Pharmaceutical, Inc., a manufacturer and distributor of pharmaceutical products. Mr. Genter previously spent over twenty years with Johnson & Johnson in its McNeil Laboratories, Critikon and Home Health Care companies, holding positions in general management, sales management, marketing and clinical development. Mr. Genter also served as President of Sharplan Lasers, Inc., a medical laser manufacturer. Mr. Genter studied Mechanical Engineering at Tulane University and holds a B.S. in Mathematics from the State University of New York and an MBA from Pepperdine University.

        In January 2000 Michael J. Orth, former Vice President, Research and Development, left InnerDyne to join a private medical technology company located in Northern California.

ITEM 2. PROPERTIES

        InnerDyne leases approximately 20,500 square feet in Sunnyvale, California to house the Company's administrative personnel, research and development, marketing and sales support activities. The Sunnyvale facility is leased through December 2003.

        Additional space is leased in two separate buildings, totaling approximately 27,000 square feet, in Salt Lake City, Utah. These facilities house administrative personnel, manufacturing operations, biocompatible coating research activities and the Company's primary distribution function. The leases for the Salt Lake City buildings expire in August 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

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


                     FISCAL 1998                                          HIGH                  LOW
                     -----------                                          ----                  ---
         First quarter ended March 31, 1998                              3-1/2                 2-1/16
         Second quarter ended June 30, 1998                              3-3/4                 2-3/8
         Third quarter ended September 30, 1998                          2-7/8                 7/8
         Fourth quarter ended December 31, 1998                          1-11/16               31/32

                     FISCAL 1999
         First quarter ended March 31, 1999                              4                     1 1/8
         Second quarter ended June 30, 1999                              2 3/8                 1 3/8
         Third quarter ended September 30, 1999                          3 3/4                 1 7/8
         Fourth quarter ended December 31, 1999                          4 1/4                 2 3/4

        As of February 4, 2000, there were 295 stockholders of record; however; the Company believes it has at least 4,000 beneficial stockholders.

        The Company has not historically paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends or making any other distributions under the terms of its credit agreement with Silicon Valley Bank. See Note 4 of Notes to Financial Statements.

        During 1999, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities: In March 1999, June 1999, and October 1999, the Company issued 10,909 shares, 1,582 shares, and 4,154 shares respectively, of its Common Stock to a single entity in connection with a license agreement with such entity. The Company did not receive any cash proceeds from such issuances. The Company expects to continue issuing shares under this license agreement in the future.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data of the Company is qualified by reference to and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1996 and 1995, and the balance sheet data as of December 31, 1997, 1996, and 1995 are derived from, and are qualified by reference to, audited financial statements not included in this Annual Report on Form 10-K.



                                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------------------
Statement of Operations Data:                                       1999        1998          1997         1996          1995
                                                                  -------      -------      -------       -------       -------
              Revenues                                            $20,416       17,610       15,664         9,086         5,275
              Net income/(loss)                                   $ 1,480          425         (907)       (4,659)       (5,627)
                                                                  =======      =======      =======       =======       =======
              Net income/(loss) per diluted share                 $   .06          .02         (.04)         (.23)         (.32)
                                                                  =======      =======      =======       =======       =======
         BALANCE SHEET DATA:
              Total assets                                        $13,146       11,089       11,319        11,362         5,370
              Long-term debt, excluding current installments      $   233          349          649           630           187


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those discussed elsewhere in this Annual Report on Form-10-K for the year ended December 31, 1999, and other filings with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        RISK FACTORS

        History of Losses; Profitability Uncertain. InnerDyne experienced operating losses from 1985 into mid 1998. InnerDyne reported net income of $1,480,000 on revenues of $20.4 million, $425,000 on revenues of $17.6 million, and a loss of $907,000 on revenues of $15.7 million, for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999, InnerDyne had an accumulated deficit of approximately $50.3 million.

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

        Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The U.S. Surgical unit of Tyco International Ltd. ("U.S.Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. The Ethicon Endosurgery Division of Johnson and Johnson ("Ethicon") has made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities, or their parent companies. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon or their parent companies.

        The Company faces a formidable task in successfully gaining significant revenues within the M.I.S. access market. In order to succeed, management believes that the Company will need to continue to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The M.I.S. access market is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices during recent years. A number of other entities participate in various segments of the M.I.S. market, including access.

        There can be no assurance that the Company will be able to successfully compete in the M.I.S. access market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

        There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market and consolidation among existing market participants, the Company expects competition for devices to increase. See "Item 1. Business--Competition."

        Continued Dependence on Step Products. To date, substantially all of the Company's revenues from product sales are attributable to InnerDyne's family of Step products, and InnerDyne anticipates that sales of Step products will represent the majority of the Company's revenues for the immediate future. Accordingly, the success of the Company is largely dependent upon increased market acceptance of its Step product line by the medical community as a reliable, safe and cost-effective access product for minimally invasive surgery. InnerDyne commenced commercial sales of its Step product in the fourth quarter of 1994 and, to date, sales have been made to a relatively limited number of physicians and hospitals. Recommendations and endorsements by influential members of the medical community are important for the increased market acceptance of the Company's Step products, and there can be no assurance that existing recommendations or endorsements will be maintained or that new ones will be obtained. Failure to increase market acceptance of the Company's Step products would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Item 1. Business-- InnerDyne's Products and Technology."

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During 2000, the Company expects to commercially introduce an intra-organ product, a urology product, and possibly a vascular access product, each of which is a further enhancement of its radial dilation technology. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations. See "Item 1. Business--Research and Development."

        Limited Manufacturing Experience; Compliance with Good Manufacturing Practices. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's quality systems regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9000 certification, InnerDyne now undergoes periodic audits by a regulatory body. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

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

        The Company markets its products outside of the United States through international distributors in selected foreign countries after regulatory approvals, if necessary, are obtained. Although InnerDyne currently has relationships with a number of international distributors, there can be no assurance that the Company will be able to build or maintain a network of international distributors capable of effectively marketing its M.I.S. access products or that such distributors will generate significant sales of such products. The Company has limited experience in marketing its products and faces substantial competition from well-entrenched and formidable competitors. As a result, there can be no assurance that the Company will successfully achieve acceptable levels of product sales at prices which provide an adequate return. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business--Sales and Marketing."

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

        There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or approval of a PMA. A PMA application must be filed if a proposed device is not "substantially equivalent" to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMA's. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

        The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its R.E.D. product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular, urological, and arthroscopic applications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is strictly limited to marketing its products for the indications for which they were cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA action resulting from physician use of its products outside of their approved indications.

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

        Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed quality systems regulations, which include testing, control and documentation requirements. Manufacturers must also comply with requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

        The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory QSR compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunctions and/or civil fines. See "Item 1. Business--Manufacturing and --Government Regulation."

        Dependence on Sole Sources. The materials utilized in the Company's M.I.S. products consist of both standard and custom components that are purchased from a variety of independent sources. The plastic parts used in the Step product are injection molded by outside vendors. The majority of these parts are produced utilizing molds that have been specially machined for and are owned by the Company. Although the Company maintains significant inventories of molded parts, any inability to utilize these molds for any reason might have a material adverse effect on the Company's ability to meet its customers' demand for product. In addition to plastic parts produced from injection molds owned by the Company, a number of other materials are available only from a limited number of sources at the present time, including the sheath component of the Company's Step products. Efforts to identify and qualify additional sources of this sheath component and other key materials and components are ongoing. Although InnerDyne believes that alternative sources of these components can be obtained, internal testing and qualification of substitute vendors could require significant lead times and additional regulatory submissions. There can be no assurance that such internal testing and qualification or additional regulatory approvals will be obtained in a timely fashion, if at all. Any interruption of supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products and, therefore, on its business, financial condition and results of operations. See "Item 1. Business--Manufacturing."

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

        If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private payors. The Company intends to continue to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive and maintain international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

RESULTS OF OPERATIONS

        Total revenues of $20,415,733 were realized during the year ended December 31, 1999, compared to total revenues of $17,610,237 in 1998 and $15,664,365 in 1997. Total revenues are comprised of revenues from product sales and licensing, contract and grant revenues. Revenues from product sales increased to $20,015,690 in 1999 from $16,268,375 in 1998 and $12,149,395 in
1997, reflecting increased sales of the Step device in each year. Licensing, contract and grant revenues were $400,043, $1,341,862, and $3,514,970 in 1999,
1998 and 1997, respectively. These revenues related to agreements with third parties covering the development of the Company's proprietary thermal ablation technology, and licensing of the Company's proprietary biocompatible coating and radial dilation technology. The decrease in licensing and contract revenue in 1999, versus 1998, primarily reflects reduced milestone payments and licensing fees resulting from coatings agreements with third parties, including SENKO, Boston Scientific, and U. S. Surgical. The decrease in licensing and contract revenues in 1998, versus 1997, primarily reflects reduced revenues resulting from subsequently terminated agreements with Sherwood Davis and Geck and U.S. Surgical, the latter relating to the EnAble thermal ablation technology. Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and may depend on whether the Company or the licensee can satisfy performance milestones.

        Total costs and expenses were $19,066,787 in 1999 compared to $17,357,916 in 1998 and $16,789,068 in 1997. Expenses in 1999 and 1998 grew because of increased costs of product sales on higher sales volume, and higher sales and marketing expenses related to the commercialization of the Company's M.I.S. products, including Step, One Step, Open Step, and Reposable Step.

        Cost of product sales was $5,740,209 in 1999 compared to $5,631,031 in 1998, and $5,070,946 in 1997. Cost of product sales is primarily comprised of direct material costs of components for finished products, as well as labor costs and an allocated portion of overhead expenses. The increase each year was due to the production of higher volumes of the Step device. Although the Company anticipates that cost of product sales will continue to increase in absolute dollars in future periods, cost of product sales as a percentage of revenue is expected to decrease in 2000 if sales and production volumes increase as expected.

        Research, development, regulatory and clinical expenses were $2,805,688 in 1999 compared to $2,908,929 in 1998 and $3,292,775 in 1997. Research,
development, regulatory and clinical expenses are primarily comprised of salary and benefits; costs incurred in protecting the Company's intellectual property; and an allocated portion of overhead expenses. The decrease in 1999 vs. 1998 was the result of programs implemented to control cost, while the decrease in 1998 vs. 1997 was primarily the result of lower reimbursed research costs associated with the EnAbl thermal ablation system. The Company anticipates that research, development, regulatory and clinical expenditures may increase in future periods depending upon the type and number of new product and technology development programs that the Company chooses to undertake.

        Sales and marketing expenses were $8,326,303 compared to $6,824,228 in 1998 and $6,161,934 in 1997. Sales and marketing expenses are primarily comprised of salary, benefits and commissions; an allocated portion of overhead expenses; advertising, promotional and customer service expenses; and cost of product samples. The increase each year reflects the expansion of sales and marketing functions for M.I.S. products as sales volumes increased. A portion of the increase in 1999 is the additional sales and marketing expenditure related to the Company's efforts to leverage expanded safety claims cleared by the FDA in January 1999. InnerDyne expects that sales and marketing expenses will continue to increase in absolute dollars.

        General and administrative expenses in 1999 were $2,194,587 compared to $1,993,728 in 1998 and $2,263,413 in 1997. General and administrative expenses are primarily comprised of salary and benefits; an allocated portion of overhead expenses; as well as legal, accounting, insurance and other general corporate expenses. The increase in 1999 reflected higher lease expenses at the Company's Sunnyvale and Salt Lake City facilities as well as higher costs associated with legal, accounting, insurance and other general corporate expenses. The decrease in expenses in 1998 related primarily to negotiating lower insurance premiums, as well as reduced professional services and consulting costs. The Company anticipates that general and administrative expenses will increase in absolute dollars to support expanding operations.

        Interest income was $286,437 in 1999, $293,227 in 1998, and $327,943 in
1997, reflecting a decrease in the average cash and equivalent balances outstanding during each year, and changing returns earned on the Company's cash and equivalent balances. Interest expense was $105,896 in 1999, $120,061 in 1998, and $117,338 in 1997. The changes in interest expense were primarily the result of a decrease in debt incurred to finance equipment to support operations of the Company.

        Primarily for the reasons outlined above, InnerDyne earned net income of $1,480,375 or $.07 per share on a basic and $.06 on a diluted basis in 1999, $425,030 or $.02 per share on both a basic and diluted basis in 1998, and incurred a net loss of $907,466 or $.04 per share on both a basic and diluted basis in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to December 31, 1999, the Company has incurred a cumulative deficit of approximately $50.3 million. Prior to fiscal year 1998, the Company's cash expenditures exceeded its revenues. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's discounts and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriter's discounts and offering expenses).

        At December 31, 1999, cash and cash equivalents totaled $6,862,313 compared to $5,757,538 at December 31, 1998. The Company had $412,765, $359,739,
and $427,276 in capital expenditures in the years ended December 31, 1999, 1998, and 1997, respectively. Working capital totaled $10,007,116 at December 31, 1999, and the Company had long-term debt, excluding current installments, totaling $232,797 relating to financing of equipment.

        In April 1999, the Company renewed its credit facility with Silicon Valley Bank. Subject to certain covenants and conditions, the Company may borrow up to $2,000,000 through April 23, 2000 on a revolving credit basis at prime plus .25% based on eligible receivables. The Company also has an equipment advance line of credit, which allows the Company to borrow up to $750,000 per year based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 36-month term loans bearing interest at prime plus .25%. As of December 31, 1999, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $517,613 under the equipment advance line with Silicon Valley Bank for the financing of capital expenditures. Debt balances as of December 31, 1999 on the Company's balance sheet also include amounts loaned to the Company under current and previous equipment lines of credit agreements with Silicon Valley Bank.

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

        The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. Consequently, although the Company believes that the proceeds of the public offering of shares of its Common Stock completed in May 1996, together with revenues, credit facilities and other sources of liquidity, will provide adequate funding to meet its cash needs through at least 2000, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

INTEREST RATE RISK

        As of December 31, 1999, InnerDyne had short-term investments of $6,172,374. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the December 31, 1999 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company has the ability to hold these investments until maturity, and therefore, the value of these investments is not expected to be affected to any significant degree by sudden changes in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

        InnerDyne does not own any equity investments. Therefore, the Company is not currently exposed to any direct equity price risk.

        All InnerDyne revenues are realized in U.S. dollars; therefore, management believes that the Company currently is not subject to significant direct foreign currency exchange rate risk.

FOREIGN CURRENCY RISK

        International revenues represented less than 10% of total revenues in 1999. International sales are made mostly through international distributors with payments to the Company typically denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. The Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


        Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held June 20, 2000, and the information included therein is incorporated herein by reference.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        1.      Financial Statements and Schedules

                Financial Statements - See pages F-1 to F-22.
                Schedule II - Valuation and Qualifying Accounts - See page F-22.

                Schedules other than those listed above are omitted because they are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

        2.      Exhibits

                3.1(7)       Restated Certificate of Incorporation of
                             Registrant.



               EXHIBIT
                NUMBER                    DESCRIPTION
                ------                    -----------
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

                10.17(5)     Lease Agreements with QED Associates.

                10.18(5)(9)  Licensing Agreement with SENKO Medical Instrument
                             Mfg. Co., Ltd.

                10.19*(5)    InnerDyne Medical, Inc. 1989 Incentive Stock Plan.

                10.20*(5)    Interventional Thermodynamics Inc. 401(k) Plan.

                10.22(6)(9)  License and Development Agreement dated as of
                             August 25, 1994 by and among InnerDyne, Inc.,
                             InnerDyne Medical, Inc. and Cooper Surgical, Inc.

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

                10.34(9)(11) License, Supply and Distribution Agreement dated as of January 6, 1997 by and between the Registrant and Sherwood Medical Company.

                10.35*(11)   Letter Agreement with Daniel J. Genter dated March
                             13, 1996.

                10.36(11)    Amendment to Loan and Security Agreement dated as
                             of February 4, 1997 between the Registrant and
                             Silicon Valley Bank.

                10.37*(11)   Form of Senior Management Change of Control
                             Agreement.

                10.38.1(12)  Amended and Restated Loan and Security Agreement
                             dated as of June 19, 1997 by and between the Registrant and Silicon Valley Bank.

                10.38.2(13)  Loan Modification Agreement dated as of June 18,
                             1998 by and between the Registrant and Silicon
                             Valley Bank.

                10.38.3      Loan Modification Agreement dated as of April 23,
                             1999 by and between the Registrant and Silicon
                             Valley Bank.

                10.38.4(16)  Loan Modification Agreement dated as of June 28,
                             1999 by and between the Registrant and Silicon
                             Valley Bank.

                10.39(14)    Termination of License, Supply and Distribution
                             Agreement by and between the Registrant and
                             Sherwood Medical Company dated March 12, 1998.

                10.40(9)(15) Letter Agreement with United States Surgical
                             Corporation dated May 26, 1998.

                10.41(9)(15) Letter Agreement with Boston Scientific dated
                             July 29, 1998.

                10.42(9)(15) Letter Agreement with United States Surgical
                             Corporation dated August 14, 1998.

                10.43(15)    Third Addendum to the Lease with QED Associates
                             dated August 31, 1998.

                10.44        Letter Notice to Extend BSL Associates Lease from
                             Registrant dated April 2, 1999.

                10.45*       Letter Agreement with Daniel E. Genter dated August
                             15, 1999.

                10.46*       Defined Contribution "401(k)" Plan as amended
                             January 1, 1999.

                23.1         Consent of Independent Certified Public
                             Accountants.

                24.1         Power of Attorney (contained on signature page).

                27.1         Financial Data Schedule.


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

                (12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

                (13) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1998.

                (14) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                (15) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                (16) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

        (b)     Reports on Form 8-K: None

                                 INNERDYNE, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----
Report of KPMG LLP, Independent Auditors........................................    F-2
Balance Sheets..................................................................    F-3
Statements of Operations........................................................    F-4
Statements of Stockholders' Equity..............................................    F-5
Statements of Cash Flows........................................................    F-6
Notes to Financial Statements...................................................    F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
InnerDyne, Inc.:


        We have audited the accompanying balance sheets of InnerDyne, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnerDyne, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                      /s/KPMG LLP


Salt Lake City, Utah
January 20, 2000

                                 InnerDyne, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998



                                    Assets                                             1999                1998
                                                                                   ------------       ------------
Current assets:
Cash and cash equivalents                                                          $  6,862,313       $  5,757,538
      Accounts receivable, less allowance for doubtful
         accounts of $140,181 in 1999 and $121,054 in 1998  (note 4)                  3,524,228          2,670,811
      Interest and other receivables                                                    170,110            383,726
      Inventories (note 3)                                                            1,602,143          1,202,982
      Prepaid expenses                                                                  197,874            213,831
                                                                                   ------------       ------------
                  Total current assets                                               12,356,668         10,228,888
                                                                                   ------------       ------------
Equipment and leasehold improvements:
      Equipment (note 4)                                                              4,056,037          3,677,624
      Leasehold improvements                                                            241,789            209,245
                                                                                   ------------       ------------
                                                                                      4,297,827          3,886,869
      Less accumulated depreciation and amortization                                 (3,575,981)        (3,072,749)
                                                                                   ------------       ------------
                  Net equipment and leasehold improvements                              721,846            814,120
Deposits and long term assets                                                            67,167             45,695
                                                                                   ------------       ------------
                                                                                   $ 13,145,681       $ 11,088,703
                                                                                   ============       ============
Liabilities and Stockholders' Equity
Current liabilities:
      Line of credit (note 4)                                                      $    639,989       $    300,000
      Current installments of long-term debt (note 4)                                   284,816            391,040
      Accounts payable                                                                  234,911            260,132
      Accrued payroll                                                                   135,400            346,879
      Accrued commissions                                                               356,706            300,000
      Other accrued expenses                                                            697,730            473,165
                                                                                   ------------       ------------
                  Total current liabilities                                           2,349,552          2,071,216
Long-term debt, excluding current installments (note 4)                                 232,797            348,723
Stockholders' equity (note 6):
      Preferred stock, $.01 par value.  Authorized 1,000,000 shares; no
         shares issued and outstanding at December 31, 1999 and 1998                         --                 --
      Common stock, $.01 par value.  Authorized 40,000,000 shares; issued and outstanding 22,153,620 shares at December 31, 1999 and
         21,891,388 shares at December 31, 1998                                         221,536            218,914
      Additional paid-in capital                                                     60,618,436         60,206,865
      Accumulated deficit                                                           (50,276,640)       (51,757,015)
                                                                                   ------------       ------------
                  Net stockholders' equity                                           10,563,332          8,668,764

                  Commitments (notes 4, 5, and 6)                                  ------------       ------------
                                                                                   $ 13,145,681       $ 11,088,703
                                                                                   ============       ============


See accompanying notes to financial statements.

                                 InnerDyne, INC.

                            Statements of Operations

                  Years ended December 31, 1999, 1998, and 1997




                                                                     1999             1998             1997
                                                                 ------------     ------------     ------------
Revenues:

      Product sales                                              $ 20,015,690     $ 16,268,375     $ 12,149,395

      Licensing, contract, and grant revenue (note 8)                 400,043        1,341,862        3,514,970
                                                                 ------------     ------------     ------------
                  Total revenues                                   20,415,733       17,610,237       15,664,365
Costs and expenses:

      Cost of product sales                                         5,740,209        5,631,031        5,070,946

      Research, development, regulatory, and clinical               2,805,688        2,908,929        3,292,775

      Sales and marketing                                           8,326,303        6,824,228        6,161,934

      General and administrative                                    2,194,587        1,993,728        2,263,413
                                                                 ------------     ------------     ------------
                  Total costs and expenses                         19,066,787       17,357,916       16,789,068
                                                                 ------------     ------------     ------------
                  Operating profit (loss)                           1,348,946          252,321       (1,124,703)
Other income (expense):

      Interest income                                                 286,437          293,227          327,943

      Interest expense                                               (105,896)        (120,061)        (117,338)

      Gain (loss) on asset disposal                                     3,500             (457)           6,632
                                                                 ------------     ------------     ------------
                  Total other income                                  184,041          172,709          217,237
                                                                 ------------     ------------     ------------
                  Income (loss) before taxes                        1,532,987          425,030         (907,466)
      Income tax expense (note 7)                                     (52,612)              --               --
                                                                 ------------     ------------     ------------
                  Net income (loss)                              $  1,480,375          425,030         (907,466)
                                                                 ============     ============     ============
Net income (loss) per share:
                  Basic                                          $       0.07             0.02            (0.04)
                                                                 ============     ============     ============
                  Diluted                                        $       0.06             0.02            (0.04)
                                                                 ============     ============     ============

Weighted average basic and diluted common shares outstanding:
                  Basic                                            21,978,913       21,814,271       21,671,604
                                                                 ============     ============     ============

                  Diluted                                          23,252,792       22,271,919       21,671,604
                                                                 ============     ============     ============



See accompanying notes to financial statements.

InnerDyne, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998, and 1997




                                                                               Additional                               Net
                                                                Common          paid-in         Accumulated       stockholders'
                                                                stock           capital           deficit            equity
                                                             -----------       ----------       -----------       -------------
Balances at December 31, 1996                                 $  215,420       59,818,445       (51,274,579)        8,759,286

Issuance of shares upon exercise of stock options and
  under employee stock purchase plan                               2,069          197,093                --           199,162
Issuance of shares for services rendered                              60           14,940                --            15,000
Additional expenses related to 1996 public offering                   --          (30,432)               --           (30,432)
Net loss                                                              --               --          (907,466)         (907,466)
                                                             -----------       ----------       -----------       -----------

Balances at December 31, 1997                                    217,549       60,000,046       (52,182,045)        8,035,550

Issuance of shares upon exercise of stock options and
  under employee stock purchase plan                               1,289          187,638                --           188,927
Issuance of shares for services rendered                              76           19,181                --            19,257
Net income                                                            --               --           425,030           425,030
                                                             -----------       ----------       -----------       -----------

Balances at December 31, 1998                                    218,914       60,206,865       (51,757,015)        8,668,764
Issuance of shares upon exercise of stock options and
  under employee stock purchase plan                               2,456          353,593                --           356,049
Compensation for options issued to non-employee options               --           17,888                --            17,888
Issuance of shares for services rendered                             166           40,090                --            40,256
Net income                                                            --               --         1,480,375         1,480,375
                                                             -----------       ----------       -----------       -----------

Balances at December 31, 1999                                $   221,536       60,618,436       (50,276,640)       10,563,332
                                                             ===========       ==========       ===========       ===========




See accompanying notes to financial statements.

                                 InnerDyne, INC.
                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997



                                                                                         1999           1998           1997
                                                                                     -----------    -----------    -----------
Cash flows from operating activities:
        Net income (loss)                                                            $ 1,480,375    $   425,030    $  (907,466)
        Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
           Depreciation and amortization of equipment and leasehold improvements         505,039        530,903        596,426
           Provision for doubtful accounts                                                15,198         26,469         45,687
           Provision for obsolete inventory                                              113,149        130,587        185,203
           Loss (gain) on asset disposal                                                  (3,500)           457         (6,632)
           Common stock issued for services rendered                                      58,144         19,257         15,000
           Increase in accounts receivable, interest,
           and other receivables                                                        (654,999)      (457,434)    (1,094,541)
           Decrease (increase) in inventories                                           (512,310)       120,697       (480,371)
           Decrease (increase) in prepaid expenses and deposits                           (5,515)       (97,010)        35,654
           Increase (decrease) in accounts payable                                       (25,221)      (229,470)       187,656
           Increase (decrease) in accrued payroll, commissions, and other expenses        69,792       (384,292)       357,459
                                                                                     -----------    -----------    -----------
                    Net cash provided by (used in) operating activities                1,040,152         85,194     (1,065,925)
                                                                                     -----------    -----------    -----------
Cash flows from investing activities:
        Capital expenditures                                                            (412,765)      (359,739)      (427,276)
Proceeds from disposal of equipment and
leasehold improvements                                                                     3,500          1,500          9,550
                                                                                     -----------    -----------    -----------
                      Net cash used in investing activities                             (409,265)      (358,239)      (417,726)
                                                                                     -----------    -----------    -----------
Cash flows from financing activities:
           Proceeds from issuance of long-term debt                                      178,645         58,467        284,639
           Proceeds from line of credit                                                  339,989             --             --
           Proceeds from issuance of common stock, net                                   356,049        188,927        199,162
           Additional expenses related to 1996 public offering                                --             --        (30,432)
           Principal payments on long-term debt                                         (400,795)      (308,308)      (148,506)
                                                                                     -----------    -----------    -----------
                      Net cash provided by (used in) financing activities                473,888        (60,914)       304,863
                                                                                     -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                                   1,104,775       (333,959)    (1,178,788)
Cash and cash equivalents at beginning of year                                         5,757,538      6,091,497      7,270,285
                                                                                     ===========    ===========    ===========
Cash and cash equivalents at end of year                                             $ 6,862,313    $ 5,757,538    $ 6,091,497
                                                                                     ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                               $   120,061    $   113,874    $   117,338
Cash paid for income taxes                                                           $     4,962    $     6,187    $     1,226



See accompanying notes to financial statements

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


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        (a)     CASH EQUIVALENTS

                The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds and commercial paper of $6,169,437 and $6,008,650 at December 31, 1999 and 1998, respectively.


        (b)     INVENTORIES

                Raw materials and supplies inventories are stated at the lower of cost or market. Finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.


        (c)     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment and leasehold improvements are provided using the straight-line method over the estimated useful lives of the assets which range from two to five years.


        (d)     INTANGIBLE ASSETS

                Patent costs related to products and technologies still in the development stage are expensed as incurred.

        (e)     REVENUE RECOGNITION

                Revenues are recognized upon shipment of products. Additionally, the Company recognizes revenue from its collaborative development and licensing agreements as related development costs are incurred and from its license fees and milestone payments as agreed-upon events occur. Cash received in advance of the performance of the related development is recorded as deferred income.


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

                In calculating earnings (loss) per common share, the earnings
                (loss) were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted average number of common shares for 1999, 1998, and 1997, is summarized as follows:


                                                                                      1999             1998              1997
                                                                                   ----------       ----------       ----------
                    Basic weighted average number of common
                      shares outstanding during the period                         21,978,913       21,814,271       21,671,604

                    Weighted-average number of dilutive common stock options
                      outstanding during the period                                 1,273,879          457,648               --
                                                                                   ----------       ----------       ----------

                    Diluted weighted average number of common and
                      common equivalent shares outstanding during the period       23,252,792       22,271,919       21,671,604
                                                                                   ==========       ==========       ==========

                Potential common shares of 2,048,719, 2,741,347, and 3,031,267 outstanding during the years ended December 31, 1999, 1998, and 1997, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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


        (j)     CONCENTRATION OF RISK

                Substantially all of the Company's revenues from product sales are attributable to Step products and the Company currently anticipates that sales of Step products will represent substantially all of the Company's revenues in the immediate future.

                In the normal course of business, the Company provides unsecured credit terms to its domestic customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Additionally, the Company provides credit terms to its foreign customers substantially all of which amounts are insured by a third party insurance agency.


        (k)     OPERATING SEGMENTS

                The Company operates in one line of business, the development, and commercialization of access products for MIS procedures. The Company has and/or is also pursuing licensing opportunities related to is proprietary radial dilation, biocompatible coating, and thermal ablation technologies previously developed in connection with related product development. As such, the Company has only one reportable operating segment as defined by the SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

        (l)     COMPREHENSIVE INCOME (LOSS)

                The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income
                (loss) and its components in financial statements. For the years ended December 31, 1999, 1998, and 1997 comprehensive income
                (loss) was equal to the net income (loss) as presented in the accompanying statements of operations.




        (m)     USE OF ESTIMATES

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


(3)     INVENTORIES

        Inventories consist of the following:


                                                        1999               1998
                                                    -----------        -----------
                 Raw materials and supplies         $ 1,339,016            936,191
                 Finished goods                         583,126            551,791
                 Reserve for obsolescence              (319,999)          (285,000)
                                                    -----------        -----------
                                                    $ 1,602,143          1,202,982
                                                    ===========        ===========

(4)     LONG-TERM DEBT AND LINE OF CREDIT

           Long-term debt consists of the following:


                                                                                 1999           1998
                                                                               --------       --------
        8.50% - 9.50% term loans payable to bank, secured by
            equipment, payable in monthly installments of
            $27,847 including interest through 2003                            $517,613        739,763
        Less current installments                                               284,816        391,040
                                                                               --------       --------
                          Long-term debt, excluding current installments       $232,797        348,723
                                                                               ========       ========

        The aggregate maturities of long-term debt for the years subsequent to December 31, 1999 are as follows: 2000, $284,816; 2001, $121,076; 2002,
        $89,466; and 2003, $22,055.

        The Company may borrow up to $2,000,000 through April 23, 2000 on a revolving line of credit with a commercial bank at prime plus one-quarter of one percent (8.5 percent at December 31, 1999) based on eligible receivables. The Company also has an equipment advance line of credit that allows the Company to borrow up to $750,000 based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48-month term loans bearing interest at prime plus one-quarter of one percent. As of December 31, 1999, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $517,613 for the financing of fixed assets. The loans are subject to certain covenants and conditions.


(5)     LEASES

        The Company has several noncancelable operating leases, primarily for its facilities, that expire over the next five years. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Rental expense for all operating leases was $526,569 in 1999, $369,054 in 1998, and $421,317 in 1997.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are:

         Years ending December 31:
              2000                                           $  525,732
              2001                                              519,477
              2002                                              534,857
              2003                                              517,455
              2004                                               98,784
                                                             ----------
              Total minimum lease payments                   $2,196,305
                                                             ==========

(6)     CAPITAL STOCK AND STOCK BASED COMPENSATION PLANS

        The Company completed a public offering of securities in May 1996, in which it sold 2,650,000 shares of common stock for proceeds, net of underwriters fees, and other offering expenses of $8,015,268. In connection with this offering, warrants to purchase 250,000 shares of the Company's common stock were issued to the underwriters. The Company has reserved 250,000 shares of its common stock for the exercise of these warrants. These warrants became fully vested on May 14, 1997, are exercisable at an exercise price of $4.20 per share, and expire on May 15, 2002.

        The Company has four fixed option plans. They are the 1987 Stock Option Plan (the 1987 Plan), the 1989 Incentive Stock Plan (the 1989 Plan), the 1996 Stock Option Plan (the 1996 Plan), and the 1991 Directors' Stock Option Plan (the Directors Plan), under which 2,650,000, 1,453,536, 2,000,000, and 300,000 shares have been reserved for issuance, respectively. As of December 31, 1999, zero shares, zero shares, 177,200 shares, and 102,000 shares remained available for future grant under the plans. The exercise price of all granted options under these plans must be at least equal to fair market value of the common stock on the date of grant, except that the exercise price for all nonstatutory stock options granted under the 1996 Plan must be at least equal to the fair market value of the common stock on the date of grant for grants made to certain of the Company's executive officers and at least 85 percent of the fair market value of the common stock on the date of grant for all other persons. For all plans except the Directors Plan, the number of shares, option price, and dates the options become exercisable and expire are determined by the Board of Directors on an option-by-option basis. Under the Directors Plan, directors are granted options annually to acquire 10,000 shares each which become exercisable on the first anniversary of the date of grant.

        A summary of the activity under the plans follow:



                                                                   Years ended December 31,
                                    -----------------------------------------------------------------------------------------
                                       1999                          1998                            1997
                                    -------------------------       -------------------------       -------------------------
                                                     Weighted-                       Weighted                       Weighted-
                                       Number         average        Number          -average        Number          average
                                        of           Exercise          of            exercise          of           exercise
                                      shares           price         shares            price         shares           price
                                    ---------        --------       ---------        --------       ---------       ---------
Options outstanding
at beginning of year                3,180,062           $1.41       3,031,269         $  2.59       2,536,469          $ 2.60
Options granted                       701,900            2.29       2,193,710            1.20         764,000            2.85
                                    ---------                       ---------                       ---------
                                    3,881,962                       5,224,979                       3,300,469
                                    ---------                       ---------                       ---------

Options exercised                     120,399            1.45          45,576             .80         112,795             .39
Options canceled                      208,511            2.04       1,999,341            2.62         156,405            2.34
                                    ---------                       ---------                       ---------
                                      328,910                       2,044,917                         269,200
                                    ---------                       ---------                       ---------

Options outstanding
at end of year                      3,553,052            1.52       3,180,062            1.41       3,031,269            2.59
                                    =========                       =========                       =========
Options exercisable
at end of year                      2,404,562            1.42       1,930,931            1.54       1,493,895          $ 2.39
Weighted-average
fair value of options granted
during the year                     $    2.36              --       $    1.28                          $ 1.24

        On October 9, 1998, the Board of Directors authorized a stock option repricing amendment. Option holder's electing to participate in the repricing of options were required to surrender one option for every four options held. Under the repricing amendment, 1,829,480 options were surrendered in exchange for 1,372,110 repriced options. The exercise price of the repriced options is equal to the fair market value of the Company's common stock on that date. Directors and outside consultant's options were excluded from the repricing.

           The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                               ---------------------------------------------------      --------------------------------
                                                 WEIGHTED-
                                NUMBER             AVERAGE               WEIGHTED-        NUMBER               WEIGHTED-
          RANGE OF             OUTSTAND-          REMAINING              AVERAGE        EXERCISABLE             AVERAGE
          EXERCISE              ING AT           CONTRACTUAL             EXERCISE            AT                 EXERCISE
           PRICES              12/31/99              LIFE                 PRICE           12/31/99               PRICE
         ----------            --------          -----------             ---------      -----------            ---------
         $0.09-0.14              26,535            2.5 yrs.               $0.13              26,535               $0.13
          0.14-0.21              95,461            3.9                     0.15              95,461                0.15
          0.43-1.00           1,684,243            7.9                     0.97           1,271,224                0.98
          1.01-1.52             530,461            5.7                     1.47             434,625                1.49
          1.53-3.00           1,118,452            6.1                     2.29             503,168                2.33
          3.01-4.52              59,900            3.5                     3.83              35,549                3.79
          4.53-6.50              38,000            1.1                     5.32              38,000                5.32
                              ---------                                                 -----------
         $0.09-6.50           3,553,052            6.7                    $1.52           2,404,562               $1.42
                              =========                                                 ===========

        The Company accounts for these plans and its ESPP under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans and the ESPP been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have changed to the following pro forma amounts:


                                                                            1999              1998             1997
                                                                          ---------        -----------     -----------
         Net income (loss)                          As reported         $1,480,375            425,030        (907,466)
                                                    Pro forma             (105,199)        (1,417,158)     (1,622,314)

         Basic income (loss) per share              As reported              0.07               0.02             (0.04)
                                                    Pro forma               (0.00)             (0.06)            (0.07)

         Diluted income (loss) per share            As reported              0.06               0.02             (0.04)
                                                    Pro forma               (0.00)             (0.06)            (0.07)

        The effect that calculating compensation cost for stock-based compensation under SFAS No. 123 has on the pro forma net income (loss) as shown above may not be representative of the effects on reported net income or net losses for future years.

        The fair value of each option was estimated as of the date of the grant using the Black-Scholes option-pricing model. In determining the pro forma figures, the following weighted average assumptions were used for grants in 1999, 1998, and 1997, respectively: risk free interest rate of
        5.63 percent, 4.5 percent, and 6.5 percent; expected dividend yield of zero percent; expected life of 6.5, 6.14, and 3.07 years; and expected volatility of 77 percent, 109 percent, and 74 percent.

        The Company also has an employee stock purchase plan (the ESPP), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market value of the stock at the beginning or end of the offering period. The Company has reserved 550,000 shares of common stock for future purchases by full-time employees under the ESPP. The Company issued 125,188, 83,385, and 94,033 shares in 1999, 1998, and 1997, respectively, and issued 409,526 shares cumulative through December 31, 1999 under this plan.

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

(7)     INCOME TAXES

        The Company has reported no income tax expense or benefit for the years ended December 31, 1998 or 1997 due to net operating losses and net operating loss carryforwards. The difference between the expected tax benefit and actual tax benefit for 1997 is primarily attributable to the effect of these net operating loss carryforwards being offset by an increase or decrease in the Company's valuation allowance.

           Income taxes for 1999 are summarized as follows:

         Current:
               U.S. Federal                            $25,778
               State and local                          26,834
                                                       -------
                            Total current               52,612
                                                       -------
         Deferred:
               U.S. Federal                                 --
               State and local                              --
                                                       -------
                            Total deferred                  --
                                                       -------
                            Total income tax expense   $52,612
                                                       =======

        Income tax expense for 1999 and 1998 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before taxes as a result of the following:

                                                                              1999                1998
                                                                            ---------          ---------
         Computed "expected" tax expense                                     $521,216            144,510
               Increase (reduction) in income taxes resulting from:
               State taxes net, of federal tax benefit                         18,149                 --
               Change in federal valuation allowance                         (254,431)           (30,693)
               Meals and entertainment expense                                 12,417             22,323
               Research and experimentation tax credit                       (230,830)          (135,235)
               Other                                                          (13,909)              (905)
                                                                            ---------          ---------
                                                                              $52,612                 --
                                                                            =========          =========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998, are presented below:

                                                                                       1999                 1998
                                                                                    -----------         -----------
         Deferred tax assets:
               Allowance for doubtful accounts                                          $52,288              45,153
               Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform
                  Act of 1986, and reserves for obsolescence                            148,269             129,538
               Equipment, principally due to differences in depreciation                190,846             155,928
               Accrued expenses                                                         101,147              75,628
               Research activities credit carryforward                                  925,830             695,000
               Net operating loss carryforwards                                      14,886,824          15,531,945
               Other                                                                     52,735              30,050
                                                                                    -----------         -----------
                           Total gross deferred tax assets                           16,357,939          16,663,242
                           Less valuation allowance                                  16,357,939          16,663,242
                                                                                    -----------         -----------
                           Net deferred tax assets                                  $        --                  --
                                                                                    ===========         ===========

        The valuation allowance for deferred tax assets as of January 1, 1998 was $16,710,369. The net change in the valuation allowance for the years ended December 31, 1999 and 1998, was a decrease for both years of $305,303 and $47,127, respectively.

        Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999, will be allocated as an income tax benefit to be reported in the accompanying financial statements.

        At December 31, 1999, the Company has net operating loss and research activities credit carryforwards to offset future income for federal income tax purposes approximately as follows:


                                    NET OPERATING
                                  LOSS CARRYFORWARD               RESEARCH
                                     FOR REGULAR                ACTIVITIES
                                      INCOME TAX                  CREDIT
          EXPIRING                     PURPOSES                CARRYFORWARD
          --------                -----------------            ------------
            2006                      $1,239,000                        --
            2007                      11,309,000                   201,137
            2008                       8,184,000                    32,906
            2009                       7,885,000                   126,971
            2010                       6,039,000                    36,794
            2011                       4,691,000                    68,440
            2012                         568,000                   192,764
            2018                              --                   158,451
            2019                              --                   108,367
                                     -----------               -----------
                                     $39,915,000                   925,830
                                     ===========               ===========


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


(8)     COLLABORATIVE AND LICENSING AGREEMENTS

        The Company has entered into, and intends to continue to pursue, collaborative arrangements with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products. The Company's future success may depend, in part, on its relationship with such third parties, their strategic interest in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The Company's existing and anticipated contracts with such third parties may restrict the rights of the Company to engage in certain areas of product development, manufacturing, and marketing. In addition, these third parties may have the unilateral right to terminate any such arrangement without significant penalty. The following is a description of significant current collaborative and licensing agreements:

        (a) SENKO Medical Instrument Manufacturing Co. Ltd. (SENKO) - Effective April 5, 1994, the Company entered into an agreement licensing its proprietary siloxane coating technology to SENKO, in exchange for an initial payment and continuing royalties. The Company assisted in the construction and startup of the coating system in SENKO'S manufacturing facility in Japan. In May 1996, the Company received an order from SENKO to build a second fiber coating system for use by SENKO. On April 9, 1998, the Company entered into another agreement with SENKO licensing the Company's proprietary biocompatible coating technology in exchange for an initial payment and continuing royalties. If SENKO continues to use the Company's technologies, royalties would be received through 2004.

        (b) Boston Scientific Corporation (BSC) - Effective April 17, 1996, the Company entered into an agreement with BSC covering the potential application and use of the Company's proprietary biocompatible coating technologies with BSC's stents, grafts, vena cava filters, and other implantable medical devices. As part of this agreement, BSC purchased 166,667 shares of the Company's common stock for $500,000, provided initial research support, license fees, and future royalty payments.

                BSC notified the Company in August 1998 that it had decided to proceed with the transfer of technology for the application and use of the Company's proprietary biocompatible coating technology with BSC's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology required under the agreement was completed during 1999, though the Company may continue to conduct related research if requested by BSC.

        (c) United States Surgical Corporation (USSC) - Effective December 20, 1996, the Company entered into an agreement which granted USSC exclusive worldwide sales and marketing rights for its EnAbl(TM) Thermal Ablation System. In exchange for initial license fees, milestone payments, and royalties based upon future sales, USSC gained the right to complete development, manufacture, and market technology on a worldwide basis, and the Company agreed not to compete in USSC's intended field of application.

                On June 4, 1998, the Company announced the signing of an agreement with USSC covering the licensing of its proprietary siloxane coating technology for use by USSC to enhance the performance of selected products used in MIS procedures, for which the Company received an initial license fee and certain capital equipment costs. If the testing confirms that coated samples meet USSC's requirements, the Company will receive a final license fee payment and will assist in the transfer of the system. Coincidental with transfer and system startup, a royalty payment period would begin.

                On August 20, 1998, the Company received notification from USSC that the December 20, 1996 agreement was being terminated. The Company does not presently intend to proceed with commercial development of this product.

        (d) California Cancer Research Program (CRP) - In January 1999, the Company announced that it had been awarded a California Cancer Research Program (CRP) Cycle I grant, a Community Initiated Research collaboration Award (CIRCA), to examine the clinical benefits and the development of absorbable brachytherapy devises. The commercial objective of this project is to develop bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources will be designed utilizing a propriety InnerDyne technology for potential use in the treatment of site-specific prostate, breast, and neurological cancers.

        (e) The National Institute of Health - In June 1999, the Company announced that it had been awarded a Small Business Innovation Research (SBIR) Phase 1 research grant, to support development of a new form of cancer treatment. The Company's technology allows for the concurrent delivery of drugs and radiation through the use of implantable devices that are absorbed by the body after delivering their therapeutic payloads. The absorbable devices will differ from both current brachytherapy and drug-delivery sources, and could potentially provide a highly efficient and flexible treatment mechanism for the handling of focal cancers.

        (f) William Cook Europe A/S (Cook) - In September 1999, the Company licensed to William Cook Europe a rotatably actuated constricting catheter valve on a nonexclusive basis for the use in the treatment of aortic aneurysms. The agreement requires that Cook pay the Company a licensing fee in two installments and annual minimum royalty payments.

        (g) Alung Technologies (Alung) - In December 1999, the Company licensed to Alung Technologies, Inc. certain assets related to the Company's earlier development of an implantable lung assist product, and associated technologies. Under the terms of the Agreement, the Company is to receive a license fee, payable in two installments in the fourth quarter of 1999 and 2000.

(9)     EMPLOYEE BENEFIT PLAN

        The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). All full-time employees, who are 21 or older and have completed 30 days of service, are eligible to participate. For the years ending December 31, 1999, 1998, and 1997, the Company made matching contributions of $52,557, $28,412, and $-0-, respectively. The Company's matching contributions for future years are at the discretion of the Board of Directors.

(10)    DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates, approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, interest and other receivables, inventories, prepaid expenses, accounts payable, and accrued and other liabilities. The carrying value of the line of credit and long-term debt approximates fair market value.


(11)    RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

        On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001. Management has not yet determined the impact that SAB 101 will have on the financial position or results of operations of the Company.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
InnerDyne, Inc.:


Under date of January 20, 2000, we reported on the balance sheets of InnerDyne, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Salt Lake City, Utah
January 20, 2000

                                                                     Schedule II



                                 INNERDYNE, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998, and 1997

                             (Dollars in thousands)



                                                                                        Receivables
                                           Balance at             Additions              recovered
                                           beginning              charged to            (charged to               Balance at
                                            of year                expense               allowance)               end of year
                                           ---------              ----------            -----------               -----------
Allowance for doubtful receivables:
Year ended December 31, 1999                $121,054                $15,198                $  3,929                $140,181
                                           =========               ========               =========                ========
Year ended December 31, 1998                $177,930                $26,469                $(83,345)               $121,054
                                           =========               ========               =========                ========
Year ended December 31, 1997                $159,165                $45,687                $(26,922)               $177,930
                                           =========               ========               =========                ========


                                           Balance at             Additions              Inventory
                                           beginning              charged to             charged to               Balance at
                                            of year                expense                 reserve                end of year
                                           ----------             ----------             ----------               -----------
Reserve for obsolete inventory:
Year ended December 31, 1999                $285,000               $113,149                $(78,150)               $319,999
                                           =========               ========               =========                ========
Year ended December 31, 1998                $240,362               $130,587                $(85,949)               $285,000
                                           =========               ========               =========                ========
Year ended December 31, 1997                $120,217               $185,203                $(65,058)               $240,362
                                           =========               ========               =========                ========


                                          Balance at
                                           beginning                                                            Balance at
                                            of year                Additions             Reductions            end of year
                                          ------------            ----------            -----------            -----------
Deferred tax asset valuation allowance:
Year ended December 31, 1999               $16,663,242            $       --              $(305,303)           $16,357,939
                                          ============            ==========            ===========            ===========
Year ended December 31, 1998               $16,710,369            $       --              $ (47,127)           $16,663,242
                                          ============            ==========            ===========            ===========
Year ended December 31, 1997               $16,061,871            $  648,498              $      --            $16,710,369
                                          ============            ==========            ===========            ===========

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INNERDYNE, INC.

Date: March 20, 2000                    By: /s/ WILLIAM G. MAVITY
                                        ---------------------------------------
                                        William G. Mavity
                                        President and Chief Executive Officer




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


        SIGNATURE                                           TITLE                                            DATE
/s/ WILLIAM G. MAVITY                    President, Chief Executive Officer and Director
----------------------------------       (Principal Executive Officer)                                  March 20, 2000
William G. Mavity


/s/ ROBERT A. STERN                      Vice President  and Chief Financial Officer
----------------------------------       (Principal Financial and Accounting Officer)                   March 20, 2000
Robert A. Stern


/s/ ROBERT M. CURTIS
----------------------------------       Director                                                       March 20, 2000
Robert M. Curtis


/s/ EDWARD W. BENECKE
----------------------------------       Director                                                       March 20, 2000
Edward W. Benecke


/s/ EUGENE J. FISCHER
----------------------------------       Director                                                       March 20, 2000
Eugene J. Fischer


/s/ JOHN A. HINDS
----------------------------------       Director                                                       March 20, 2000
John A. Hinds


/s/ STEVEN N. WEISS
----------------------------------       Director                                                       March 20, 2000
Steven N. Weiss

EXHIBIT INDEX



        EXHIBIT
        NUMBER        DESCRIPTION
        -------       -----------
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

        10.17(5)      Lease Agreements with QED Associates.

        10.18(5)(9)   Licensing Agreement with SENKO Medical Instrument Mfg.
                      Co., Ltd.

        10.19*(5)     InnerDyne Medical, Inc. 1989 Incentive Stock Plan.

        10.20*(5)     Interventional Thermodynamics Inc. 401(k) Plan.

        10.22(6)(9)   License and Development Agreement dated as of August 25,
                      1994 by and among InnerDyne, Inc., InnerDyne Medical, Inc.
                      and Cooper Surgical, Inc.

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

        10.34(9)(11)  License, Supply and Distribution Agreement dated as of
                      January 6, 1997 by and between the Registrant and Sherwood
                      Medical Company.

        10.35*(11)    Letter Agreement with Daniel J. Genter dated March 13,
                      1996.

        10.36(11)     Amendment to Loan and Security Agreement dated as of
                      February 4, 1997 between the Registrant and Silicon Valley
                      Bank.

        10.37*(11)    Form of Senior Management Change of Control Agreement.

        10.38.1(12)   Amended and Restated Loan and Security Agreement dated as
                      of June 19, 1997 by and between the Registrant and Silicon
                      Valley Bank.

        10.38.2(13)   Loan Modification Agreement dated as of June 18, 1998 by
                      and between the Registrant and Silicon Valley Bank.

        10.38.3 Loan Modification Agreement dated as of April 23, 1999 by and between the Registrant and Silicon Valley Bank.

        10.38.4(16)   Loan Modification Agreement dated as of June 28, 1999 by
                      and between the Registrant and Silicon Valley Bank.

        10.39(14)     Termination of License, Supply and Distribution Agreement
                      by and between the Registrant and Sherwood Medical Company dated March 12, 1998.

        10.40(9)(15)  Letter Agreement with United States Surgical Corporation dated May 26, 1998

        10.41(9)(15)  Letter Agreement with Boston Scientific dated July 29,
                      1998

        10.42(9)(15)  Letter Agreement with United States Surgical Corporation dated August 14, 1998

        10.43(15)     Third Addendum to the Lease with QED Associates dated
                      August 31, 1998.

        10.44         Letter Notice to Extend BSL Associates Lease from
                      Registrant dated April 2, 1999.

        10.45*        Letter Agreement with Daniel Genter dated August 15, 1999.

        10.46*        Defined Contribution "401(k)" Plan as amended January 1,
                      1999.

        23.1          Consent of Independent Certified Public Accountants.

        24.1          Power of Attorney (contained in signature page.)

        27.1          Financial Data Schedule.


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

        (12) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

        (13) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1998.

        (14) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997..

        (15) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        (16) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(b)     Reports on Form 8-K: None