Form 10-K405/A
period 1999-12-31
INNERDYNE INC
filed 2000-04-28
CIK 822084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

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
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                  Identification No.)

                    1244 Reamwood Avenue, Sunnyvale, CA 94089
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (408) 745-6010

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                         Preferred Share Purchase Rights
                                (Title of Class)

                             ----------------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

        The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 22, 2000:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

        As of April 28, 2000, the following persons were directors of the
Company:

     NAME OF DIRECTOR         AGE               PRINCIPAL OCCUPATION              DIRECTOR SINCE
     ----------------         ---               --------------------              --------------
William G. Mavity             50     President and Chief Executive Officer of         1993
                                     the Company

Edward W. Benecke (1)         56     President of Medical Contracts                   1995
                                     Associates, a provider of consulting
                                     services to health care companies in the
                                     areas of marketing and distribution

Robert M. Curtis (2)(3)       53     President of VanMed, a medical venture           1993
                                     capital incubator

Eugene J. Fischer (1)         53     General Partner of Pathfinder Venture            1989
                                     Capital Funds, a group of venture capital
                                     funds

John A. Hinds (2)(1)          63     Venture capital investor                         1999

Steven N. Weiss (2)(3)        53     General Partner of Medical Technology            1987
                                     Partners, a venture capital firm

----------

(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.

(3)   Member of the Stock Option Subcommittee of the Compensation Committee.

        Except as set forth below, each of the directors has been engaged in his principal occupation described above during the past five years. There is no family relationship between any of the directors or executive officers of the Company.

        Mr. Mavity joined the Company as President, Chief Executive Officer and a director in October 1993, after having spent more than twenty years in various capacities with the 3M Company ("3M"), including more than ten years within a number of the operating units of 3M's health care business. From August 1992 until October 1993, Mr. Mavity served as Operations Director for 3M's Medical Device Division. From April 1989 until August 1992, Mr. Mavity served as General Manager of 3M's Sarns cardiovascular surgery business unit. Mr. Mavity holds a B.E.A. degree from the University of Delaware.

        Mr. Benecke has served as a director of the Company since 1995. Mr. Benecke is the President of Medical Contracts Associates, an organization that provides consulting services to health care companies in the areas of marketing and distribution. Prior to forming the above entity in 1994, Mr. Benecke spent 25 years within various units of Johnson & Johnson, one of the world's leading suppliers of health care products. From 1987 to 1993, he was Vice President of Corporate National Accounts and headed an organization responsible for implementing and managing Johnson & Johnson's multi-company agreements and overall business relationships with the major multi-hospital systems and alliances in the United States. Mr. Benecke holds a B.S. degree in business administration from Southeast Missouri State University.

        Mr. Curtis has served as a director of the Company since 1993 and has also served periodically as a consultant to the Company on an "as-needed" basis since that time. Mr. Curtis is President of VanMed, a medical venture capital incubator, which identifies, reviews, arranges funding for and manages the early stage success of seed health care investment opportunities. From 1991 to 1996, he was Principal of Robert Curtis Associates, a business development and management consulting firm. From 1990 to 1991, Mr. Curtis served as President, Chief Executive Officer and Chairman of Urosystems, Inc., which was sold to Medtronic, Inc. From 1976 to 1990, he held a number of positions at Shiley, Inc., a manufacturer of medical devices, and its parent corporation, Pfizer, Inc., a diversified health care products company. He has served, at various times, as President, Chief Executive Officer and Chairman of the Board of Directors of Shiley, Inc. and as a Senior Vice President and a member of the Board of Directors of Pfizer Hospital Products Group, the medical device division of Pfizer, Inc. Mr. Curtis holds BS and MS degrees from the University of California, Berkeley.

        Mr. Fischer has served as a director of the Company since 1989. Since 1989, he has been a general partner of Pathfinder Venture Capital Funds, a group of venture capital funds. Since 1996, he has also been a managing member of the general partner of Capstone Ventures, a venture capital fund. From 1983 to 1988, he was a general partner of Technology Funding, Ltd., a venture capital management company, where he was responsible for investments in computer and software technology, medical systems and pharmaceuticals. Mr. Fischer holds B.S. and M.S. degrees from the University of Minnesota and the University of California, respectively. Mr. Fischer also serves as a director of a number of privately held companies.

        Mr. Hinds has served as a director of the Company since June 8, 1999. Mr. Hinds is currently active in venture capital investing and serves on several technology company board of directors. He retired as Executive Vice President of VeriFone in July 1996, where he was responsible for all field operations worldwide including marketing, sales, service, application software development and product support. He was a senior executive of AT&T for 10 years where he served as President, AT&T International from 1987 through 1992. He was also an executive of General Electric for 13 years. Mr. Hinds was President of the Switzerland-based International Organization for Standardization (ISO) for the 1992-1994 term. He holds a BA degree in Pre-Engineering from Pomona College and an MS degree in Mechanical Engineering from the University of Santa Clara.

        Mr. Weiss has served as a director of the Company since 1987. Mr. Weiss has been a general partner of Medical Technology Partners, a venture capital firm, since 1997. From 1985 to 1999 he was a general partner of Montgomery Medical Ventures II, LP, a venture capital firm. Mr. Weiss has held a number of senior management positions in the medical device industry and holds B.S. and M.S. degrees from City College of New York and an M.B.A. from Fordham University. Mr. Weiss also serves as a director of a number of privately held companies.

        See "Item 1. Business - Executive Officers of the Company" for information with respect to the executive officers of the Company.

                    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

        Mr. Weiss has consented, without admitting or denying any wrongdoing, to the entry of an administrative cease and desist order issued by the Securities and Exchange Commission on July 1, 1997 in connection with allegations that he did not timely file certain reports required as a result of his indirect beneficial ownership in Montgomery Medical Ventures II, LP, a California Limited Partnership ("MMV") under Section 16 of the Exchange Act. Mr. Weiss is a general partner of MMV. Mr. Weiss has informed the Company that he believes that the alleged untimely filings were inadvertent and resulted neither in any economic harm to any person nor economic gain to Mr. Weiss or MMV.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific filing deadlines for these reports have been established, and the Company is required to disclose in this Annual Report on Form 10-K any failure to file by these dates during the fiscal year ended December 31, 1999. To the best of the Company's knowledge, all of these filing requirements have been satisfied. In making this statement, the Company has relied solely on its review of copies of such reports received by the Company and on written representations of its directors and executive officers and any ten percent holders that no other reports were required.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation paid by the Company for each of the three years ended December 31, 1999, 1998 and 1997, to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for 1999. The Company had only three executive officers other than the Chief Executive Officer in 1999.

                                                                                                   Long Term
                                                      Annual Compensation                        Compensation
                                     -------------------------------------------------------     ------------
                                                                                                  Securities          All Other
                                                                              Other Annual        Underlying         Compensation
 Name and Principal Position         Year      Salary ($)    Bonus ($)(1)   Compensation ($)      Options (#)           ($)(2)
 ---------------------------         ----      ----------    ------------   ----------------      -----------        ------------
William G. Mavity (3)                1999      $298,000         $63,325           $7,200             150,000              $264
   President and Chief               1998       278,674          60,000            7,478             100,000                24
   Executive Officer                 1997       250,673          55,000            7,200             100,000                46

Robert A. Stern (4)                  1999       161,385          17,500                0              20,000               217
   Vice President and Chief          1998       160,385          15,200                0              55,000                24
   Financial Officer                 1997       148,385               0                0              25,000                46

Daniel J. Genter (5)                 1999       181,038          56,200            6,642              30,000               243
   Senior Vice President of          1998       179,246          41,200            6,897              60,000                24
   Sales and Marketing               1997       165,262          43,758            6,642              45,000                46

Michael J. Orth (6)                  1999       159,615               0                0              20,000               217
   Vice President of Research        1998       151,071          13,500                0              50,000                24
   and Development                   1997       129,306               0                0             100,000                46

----------

(1) 1999 bonuses were paid in 2000 to executive officers based upon performance in 1999. 1998 bonuses were paid in 1999 based upon performance in 1998. 1997 bonuses were paid in 1998 based upon performance in 1997.

(2) Reflects the cost of insurance premiums paid by the Company for term life insurance under the Company's group life insurance employee benefit.

(3) Mr. Mavity has a severance arrangement with the Company pursuant to which he is entitled to the equivalent of one year's salary in the event his employment is terminated without cause. He also has a "change of control" arrangement with the Company. See "Employment Agreements." Other Annual Compensation for 1997, 1998 and 1999 consists of an automobile allowance provided to Mr. Mavity.

(4) Mr. Stern commenced employment with the Company in January 1996. Mr. Stern resigned from the Company in March 2000. Prior to his resignation, Mr. Stern had a severance arrangement with the Company pursuant to which he was entitled to the equivalent of six months' salary in the event his employment was terminated without cause. He also had a "change of control" arrangement with the Company. See "Employment Agreements."

(5) Mr. Genter commenced employment with the Company in April 1996. Mr. Genter has a severance arrangement with the Company pursuant to which he is entitled to the equivalent of six months' salary in the event his employment is terminated without cause. He also has a "change of control" arrangement with the Company. See "Employment Agreements." Other Annual Compensation for 1997, 1998 and 1999 consists of an automobile allowance and auto insurance provided to Mr. Genter.

(6) Mr. Orth resigned from the Company in January 2000. Prior to his resignation, Mr. Orth had a "change of control" arrangement with the Company. See "Employment Agreements."

                       STOCK OPTION GRANTS IN FISCAL 1999

        The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase Common Stock of the Company made in 1999 and the value of all options held by such executive officers on December 31, 1999.


                                                                    INDIVIDUAL GRANTS
                            -----------------------------------------------------------------------------------------------------
                                                                                                     POTENTIAL RELIABLE VALUE AT
                             NUMBER OF        PERCENT OF                                              ASSUMED ANNUAL RATES OF
                            SECURITIES       TOTAL OPTIONS                                           STOCK PRICE APPRECIATION FOR
                            UNDERLYING        GRANTED TO          EXERCISE                                 OPTION TERM (2)
                          OPTIONS GRANTED    EMPLOYEES IN           PRICE          EXPIRATION        ----------------------------
       NAME                  (SHARES)       FISCAL YEAR (1)     ($ PER SHARE)         DATE             5% ($)            10% ($)
       ----               ---------------   ---------------     -------------      ----------        ----------        ----------
William G. Mavity ..           150,000              23.4%        $    2.875           9/14/09        $  702,461        $1,118,551
Robert A. Stern ....            20,000               3.1%             1.875            6/8/09            61,084            97,265
Daniel J. Genter ...            30,000               4.7%             1.875            6/8/09            91,625           145,898
Michael J. Orth ....            20,000               3.1%             1.875            6/8/09            61,084            97,265

---------------
(1) The Company granted options to employees to purchase an aggregate of 641,900 shares of Common Stock during 1999.

(2) Potential realizable values are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual realized gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to exercises in 1999 of options to purchase Common Stock of the Company.

                                                                        NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                            SHARES                                        OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS
                           ACQUIRED ON                                       YEAR-END (#)                AT FISCAL YEAR-END ($)
NAME                       EXERCISE (#)       VALUE REALIZED ($)(1)  (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE)(1)
----                       ------------       ---------------------  ---------------------------    ------------------------------
William G. Mavity ...            0                     0                    765,113/220,303               $1,599,763/$274,194
Robert A. Stern .....            0                     0                    179,297/64,453                 $450,587/$145,663
Daniel J. Genter ....            0                     0                    221,644/70,856                 $558,798/$153,734
Michael J. Orth .....            0                     0                    203,754/49,996                 $513,292/$109,833

--------------
(1) Value calculated by determining the difference between the fair market value of underlying securities at exercise date (for value realized) or year-end (for value at year-end), and the exercise price. The closing price of the Company's Common Stock on December 31, 1999 was $3.50 per share.

                            COMPENSATION OF DIRECTORS

        Directors of the Company are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In addition, non-employee members of the Board of Directors receive a yearly fee of $10,000 (distributed quarterly and pro rated in the event that the director serves for only part of the quarter). In addition, effective November 30, 1999, non-employee members of the Board of Directors have received the following fees for attendance at Board of Directors and committee meetings: $1,000 per meeting of the Board of Directors attended; $1,000 per meeting of a committee of the Board of Directors attended if not held in conjunction with regularly scheduled Board of Directors meeting; $500 per telephone meeting of the Board of Directors attended; and $500 per telephone meeting of a committee of the Board of Directors attended if not held in conjunction with a telephone meeting of the full Board of Directors. During 1999, the Board of Directors fee for Mr. Nohra was paid directly to Burr, Egan, Deleage & Co. The Board of Directors fee for Mr. Weiss has been paid directly to Montgomery Medical Ventures II, LP. and the Board of Directors fee for Mr. Fischer has been paid directly to Pathfinder Ventures, Inc. An entity affiliated with Mr. Benecke provided $13,333 in consulting services to the Company in 1999. See "Item 13. Certain Relationships and Related Transactions." Mr. Curtis had a consulting agreement with the Company which was inactive during 1996, 1997, 1998 and 1999 and has remained so to date in 2000. The Company did not pay any consulting fees to Mr. Curtis in 1999. See "Item 13. Certain Relationships and Related Transactions."

        Each non-employee director participates in the Company's 1991 Directors' Stock Option Plan, pursuant to which non-employee directors are automatically granted options to purchase shares of Common Stock of the Company on the terms and conditions set forth in such plan. During the fiscal year ended December 31, 1999, options to purchase 10,000 shares of Common Stock were granted under the Company's 1991 Directors' Stock Option Plan to each of Messrs. Benecke, Curtis, Fischer and Weiss at an exercise price of $1.84375 per share and to Mr. Hinds at an exercise price of $1.875 per share.

        Medical Contracts Associates ("MCA"), an entity of which Mr. Benecke is President, has been retained by the Company to assist in the procurement and servicing of contracts with group purchasing organizations. Under this arrangement, the Company pays MCA $10,000 per contract (as may be adjusted under certain circumstances) for certain contracts entered into with the assistance of MCA. Under this arrangement, the Company paid MCA $13,333 in 1999. As of December 31, 1999, the Company owed no money to MCA. See "Item 13. Certain Relationships and Related Transactions."

                              EMPLOYMENT AGREEMENTS

        William G. Mavity and Daniel E. Genter, officers of the Company, have employment agreements with the Company pursuant to which they are entitled to the equivalent of one year's and six months' salary, respectively, in the event of termination of employment without cause. Prior to his resignation in March 2000, Robert A. Stern, an officer of the Company, had an employment agreement with the Company pursuant to which he was entitled to the equivalent of six months' salary in the event of termination of employment without cause.

        The Company has adopted certain "change of control" arrangements with William G. Mavity, and Daniel J. Genter pursuant to which all options granted to such executive officers to purchase the Company's Common Stock shall immediately vest in the event that such officer's employment is involuntary terminated without cause within a specified period of time following a change of control. Mr. Mavity's change of control agreement terminates upon the earlier of (i) the date that all obligations of the parties under the agreement have been satisfied or (ii) two years after a change of control. Mr. Genter's change of control agreement terminates upon the earlier of (i) the date that all obligations of the parties under the agreements have been satisfied or (ii) one year after a change of control. Events constituting a change of control include (i) any person acquiring 50% or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board,
(ii) any merger, sale of assets or liquidation of the Company in which the Company's outstanding voting securities prior to the transaction cease to represent at least 50% of the total voting power represented by the voting securities of the Company or of the surviving entity after the transaction or
(iii) replacing a majority of the Board of Directors. Prior to their respective resignations in January and March 2000, Michael J. Orth and Robert A. Stern had "change of control" arrangements with the Company substantially identical to the arrangements of Daniel J. Genter described above.

                      COMPENSATION COMMITTEE INTERLOCKS AND
                              INSIDER PARTICIPATION

        See "Compensation of Directors" above for a discussion of certain information with respect to directors serving on the Compensation Committee.

        The members of the Compensation Committee of the Board of Directors during 1999 were Robert M. Curtis, Steven N. Weiss and, until his term ended on May 27, 1999, former director Guy P. Nohra. John A. Hinds joined the Compensation Committee as of June 8, 1999. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 2000 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the executive officers and former executive officers named in the Summary Compensation Table beginning on page 3, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each of the named individuals is c/o InnerDyne, Inc., 1244 Reamwood Avenue, Sunnyvale, CA 94089.

                                                                            SHARES BENEFICIALLY OWNED (1)
                                                                            -----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                             NUMBER           PERCENT OF TOTAL
------------------------------------                             ------     -----------------------------
Perkins Capital Management, Inc. (2)                            1,270,500             5.61%
        730 East Lake Street
        Wayzata, MN 55391-1769
Trimark Financial Corporation (3)                               1,532,216             6.77%
        One First Canadian Place, Suite 5600
        P.O. Box 487
        Toronto, Ontario
        Canada  M5X 1E5
Pathfinder Venture Capital Fund III, LP                           370,289             1.64%
        3000 Sand Hill Road
        Building 3, Suite 255
        Menlo Park, CA 94025
Edward W. Benecke (4)                                              44,000              .19%
Robert M. Curtis (5)                                               94,000              .42%
Eugene J. Fischer (6)                                             441,522             1.95%
Daniel J. Genter (7)                                              283,690             1.25%
John A. Hinds                                                       5,000             0.02%
William G. Mavity (8)                                             851,802             3.76%
Michael J. Orth (9)                                                     0              .00%
Robert A. Stern (10)                                              193,991              .86%
Steven N. Weiss (11)                                               20,000              .09%
All directors and executive officers as a group                 1,740,014             7.69%
(7 persons) (12)

--------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The Percent of Total is calculated based on 22,628,286 shares outstanding as of March 31, 2000.

(2) Consists of 564,600 shares with sole voting power and 1,270,500 shares with sole dispositive power.

(3) Includes 1,532,216 shares held by certain Trimark mutual funds for which Trimark Investment Management Inc. ("TIMI") acts as an investment adviser and manager. Trimark Financial Corporation owns 100% of the voting equity securities of TIMI.

(4) Includes 44,000 shares subject to options exercisable within 60 days of March 31, 2000.

(5) Includes 94,000 shares subject to options exercisable within 60 days of March 31, 2000.

(6) Includes 370,289 shares held by Pathfinder Venture Capital Fund III, LP, of which Mr. Fischer is a general partner. Mr. Fischer may be deemed to be a beneficial owner of such shares because of his position as a general partner of such partnership. Mr. Fischer disclaims beneficial ownership of such shares except to the extent of his proportionate partnership interest therein. Includes 27,233 shares held by Mr. Fischer individually and 44,000 shares subject to options exercisable within 60 days of March 31, 2000.

(7) Includes 248,609 shares subject to options exercisable within 60 days of March 31, 2000.

(8) Includes 793,775 shares subject to options exercisable within 60 days of March 31, 2000.

(9)     Mr. Orth resigned from the Company in January 2000.

(10) Includes 188,991 shares subject to options exercisable within 60 days of March 31, 2000. Mr. Stern resigned from the Company effective March 28, 2000.

(11) Includes 20,000 shares subject to options exercisable within 60 days of March 31, 2000.

(12) Includes 1,244,384 shares subject to options exercisable within 60 days of March 31, 2000 held by all executive officers and directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Medical Contracts Associates ("MCA"), an entity of which Edward W. Benecke is President, has been retained by the Company to assist in the procurement and servicing of contracts with group purchasing organizations. Under this arrangement, the Company pays MCA $10,000 per contract (as may be adjusted under certain circumstances) for certain contracts entered into with the assistance of MCA. Under the arrangement, the Company paid MCA an aggregate of $13,333 in 1999. As of December 31, 1999, the Company owed no money to MCA. See "Item 11. Executive Compensation -- Compensation of Directors."

        Mr. Curtis has a consulting agreement with the Company which was inactive during 1996, 1997, 1998 and 1999 and has remained so to date in 2000. The Company did not pay any consulting fees to Mr. Curtis in 1998. See "Item 11. Executive Compensation -- Compensation of Directors."

        See "Item 11. Executive Compensation -- Compensation of Directors." for a description of certain severance and change of control arrangements between the Company and William G. Mavity and Daniel J. Genter, officers of the Company.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

        The Company has entered into indemnification agreements with each of its directors and executive officers which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INNERDYNE, INC.


Date:  April 28, 2000             By:          /s/ WILLIAM G. MAVITY
                                       --------------------------------------
                                                 William G. Mavity
                                       President and Chief Executive Officer