Form 10-Q
period 2000-03-31
INNERDYNE INC
filed 2000-05-15
CIK 822084

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

                For the quarterly period ended March 31, 2000 or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from              to
                                              --------------  --------------

                         Commission file number 0-19707

                                 INNERDYNE, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                         87-0431168
            (State or other                  (I.R.S. Employer
            jurisdiction of                 Identification No.)
            incorporation
             or organization)

                    1244 REAMWOOD AVENUE, SUNNYVALE, CA 94089
          (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's Common Stock issued and outstanding as of April 30, 2000 was 22,838,768.

================================================================================

                                TABLE OF CONTENTS



                                                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


           Condensed Balance Sheets                                                                 1

           Condensed Statements of Operations                                                       2

           Condensed Statements of Cash Flows                                                       3

           Notes to Condensed Financial Statements                                                  4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                               6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              24


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       25

Item 2.    Changes in Securities and Use of Proceeds                                               25

Item 3.    Defaults upon Senior Securities                                                         25

Item 4.    Submission of Matters to a Vote of Security Holders                                     25

Item 5.    Other Information                                                                       25

Item 6.    Exhibits and Reports on Form 8-K                                                        25

           Signature Page                                                                          26

           Exhibit Index                                                                           27

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                        MARCH 31,          DECEMBER 31,
                                                                          2000               1999
                                                                       (UNAUDITED)         (*SEE NOTE)
                                                                      -------------       -------------
Current assets:

   Cash and cash equivalents ...................................      $   7,934,671       $   6,862,313
   Accounts receivable, net ....................................          3,720,835           3,524,228
   Interest and other receivables ..............................            164,111             170,110
   Inventories .................................................          1,844,962           1,602,143
   Prepaid expenses and other ..................................            941,088             197,874
                                                                      -------------       -------------
                                                                         14,605,667          12,356,668
     Total current assets
Equipment and leasehold improvements, net ......................            610,105             721,846
Deposits .......................................................             69,167              67,167
                                                                      -------------       -------------
     Total assets                                                     $  15,284,939       $  13,145,681
                                                                      =============       =============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit ..............................................      $     639,989       $     639,989
   Current installments of long-term debt ......................            235,731             284,816
   Accounts payable ............................................            274,280             234,911
   Accrued liabilities .........................................          1,575,375           1,189,836
                                                                      -------------       -------------
      Total current liabilities ................................          2,725,375           2,349,552

Long-term debt, excluding current installments .................            210,658             232,797

Stockholders' equity:
   Common stock ................................................            226,473             221,536
   Additional paid-in-capital ..................................         61,272,665          60,618,436
   Accumulated deficit .........................................        (49,150,232)        (50,276,640)
                                                                      -------------       -------------
      Net stockholders' equity .................................      $  12,348,906       $  10,563,332
                                                                      -------------       -------------

Total Liabilities and Stockholders equity ......................      $  15,284,939       $  13,145,681
                                                                      =============       =============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                THREE-MONTHS ENDED
                                                                                ------------------
                                                                         MARCH 31, 2000      MARCH 31, 1999
                                                                         --------------      --------------
Revenues:
        Licensing, contract, and grant revenue ....................      $    5,588,287      $    4,503,794
Costs and expenses:

        Cost of product sales .....................................           1,452,327           1,335,984

        Research, development, regulatory, and clinical ...........             748,847             680,266

        Sales and marketing .......................................           2,253,381           1,671,985

        General and administrative ................................             625,842             504,931
                                                                         --------------      --------------

               Total costs and expenses ...........................           5,080,397           4,193,166
                                                                         --------------      --------------

               Operating profit (loss) ............................             507,890             310,628
Other income (expense):

        Interest/other income, net ................................              55,568              40,171
                                                                         --------------      --------------

Income before income taxes ........................................             563,458             350,799
                                                                         --------------      --------------

        Income tax benefit ........................................             562,951                  --
                                                                         --------------      --------------

               Net income .........................................           1,126,409      $      350,799
                                                                         ==============      ==============
Net income per share:

        Basic .....................................................      $         0.05      $         0.02
                                                                         --------------      --------------

        Diluted ...................................................      $         0.05      $         0.02
                                                                         ==============      ==============
Weighted average basic and diluted common shares outstanding:

        Basic .....................................................          22,307,440          21,891,630
                                                                         --------------      --------------

        Diluted ...................................................          24,847,091          23,060,584
                                                                         --------------      --------------


            See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE-MONTHS ENDED
                                                                               ------------------
                                                                           MARCH 31,          MARCH 31,
                                                                             2000               1999
                                                                         ------------       ------------

Cash flows from operating activities:
Net income ........................................................      $  1,126,409       $    350,799
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization ..................................           139,038            125,070
   Compensation expense on stock options ..........................            15,612                  0
   Decrease (increase) in receivables .............................          (190,609)           114,257
   Increase in inventories ........................................          (242,819)           (37,258)
   Increase in prepaid expenses, other, and deposits ..............          (745,214)           (51,171)
   Increase (decrease) in accounts payable ........................            39,369            (56,297)
   Increase (decrease) in accrued liabilities .....................           385,539           (143,756)
                                                                         ------------       ------------

Net cash provided by operating activities .........................           527,325            301,644
                                                                         ------------       ------------

Cash flows used in investing activities:  Capital expenditures ....           (27,297)          (129,881)
                                                                         ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ....................           643,554             15,000
   Proceeds from issuance of long-term debt .......................                 -            418,016
   Principal payments on long-term debt ...........................           (71,224)          (191,999)
                                                                         ------------       ------------

Net cash provided by financing activities .........................           572,330            241,017
                                                                         ------------       ------------

Net increase in cash and cash equivalents .........................         1,072,358            412,780

Cash and cash equivalents at beginning of period ..................         6,862,313          5,757,538
                                                                         ------------       ------------

Cash and cash equivalents at end of period ........................      $  7,934,671       $  6,170,318
                                                                         ============       ============


            See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the three-month period ended March 31, 2000 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2)     INVENTORIES

        Inventories consist of the following:


                                                                            MARCH 31,         DECEMBER 31,
                                                                              2000               1999
                                                                         --------------      --------------
                                                                          (UNAUDITED)

Raw materials and supplies ........................................      $    1,455,033      $    1,339,016
Finished goods ....................................................             754,978             583,126
Reserve for obsolescence ..........................................            (365,049)           (319,999)
                                                                         --------------      --------------
Net inventory .....................................................      $    1,844,962      $    1,602,143
                                                                         ==============      ==============


(3)     COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended March 31, 2000 and 1999 comprehensive income was equal to the net income as presented in the accompanying statement of operations.

(4)     NET INCOME PER COMMON SHARE

        Net income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended March 31, 2000 and 1999 is summarized as follows:



                                                                           (Unaudited)
                                                                        Three Months Ended

                                                                  March 31, 2000   March 31, 1999
                                                                  --------------   --------------
         Basic weighted average number of common shares
         outstanding during the period                              22,307,440       21,891,630

         Weighted-average number of dilutive common stock
         options outstanding during the period                       2,539,651        1,168,954
                                                                     ---------        ---------

         Diluted weighted average number of common and common
         equivalent shares outstanding during the period            24,847,091       23,060,584
                                                                    ==========       ==========



        Common stock equivalents of approximately 96,450 and 634,885 outstanding during the three month periods ended March 31, 2000 and 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(5)     OPERATING SEGMENTS

        The Company operates in one line of business, the development, and commercialization of access products for M.I.S procedures. The Company has and/or is also pursuing licensing opportunities related to its proprietary radial dilation and biocompatible coating technologies. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's Step(TM) family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results", as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform minimally invasive surgical ("M.I.S.") procedures. InnerDyne designs, develops, manufactures and commercializes minimally invasive surgical access products incorporating its proprietary radial dilation technology in the fields of general surgery, gynecology, pediatric laparoscopy, and urology. The Company is beginning programs to commercialize the application of its radial dilation technology to enhance percutaneous access for vascular procedures. The Company has proprietary technology in the areas of biocompatible coatings, radiation delivery for the treatment of restenosis and cancer, and drug attachment and diffusion, which it intends to continue to develop either internally or through strategic alliances. InnerDyne, Inc. common stock is traded on the Nasdaq National Market under the symbol IDYN.

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

        In January 1999, InnerDyne reported the acceptance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites.

        By December 31, 1999 more than 30 peer reviewed papers or presentations had been published or presented, concluding that patient safety is enhanced when the Step product is used. A recent paper presented in November 1999 at the American Association of Gynecological Laparoscopy Annual Meeting involved more than 8,000 procedures and more than 21,000 Step insertions. The study concluded that, based on a comparison to a control group where standard access devices of various types were used, an adverse event was about ten times more likely to occur with conventional trocars versus InnerDyne's product.

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

        Other Applications & Technology. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology can bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in 1997 and continued testing the product concept in conjunction with cardiology advisors in early 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures, and limited domestic use evaluations have been ongoing throughout 1999. An additional related 510(k) application was filed with the FDA in August 1999, primarily to update labeling involving the most current version of the radially expanding vascular access (InnerVasc(R)) product. In March, 2000 InnerDyne announced the signing of an agreement with Maxxim Medical, Inc. covering the distribution by Maxxim of the Company's InnerVasc vascular access product in the United States and South America.

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

        The Company has also evaluated the potential use of its proprietary radial dilation technology to gain access for urologic procedures, and a related 510(k) pre-market notification was submitted to and subsequently cleared by the FDA in mid-1999. The Company is completing the development process for a new product intended to facilitate percutaneous access to the kidney and bladder, and has conducted expanded human clinical evaluation of the product during 2000. Based on the results of this evaluation, the Company plans to initiate distribution of a urological access product in 2000.

        The Company also signed an agreement involving its radial dilation access technology with a small private development-stage company during the first quarter of 2000. This agreement will permit the partner entity to potentially utilize InnerDyne's technology in the diagnosis and treatment of selected cancer tumors.

        There can be no assurance that current or future new product developments will generate product opportunities that can be commercially sold in sufficient quantities; failure to achieve commercial success with any or all new product applications could have a material adverse impact on the Company's profitability and operations.

        InnerDyne announced an agreement covering the development and potential use of its proprietary radial dilation technology for specialized vascular access with EndoTex Interventional Systems ("EndoTex") in 1996. In January 1999, the management of EndoTex notified InnerDyne that it was ceasing to make payments required for EndoTex to use radial dilation for specialized vascular access. The termination of the EndoTex agreement did not have a material impact on the Company's business, financial condition, and results of operations.

        The Company entered into an agreement covering the development of a less traumatic means of placing enteral feeding tubes with Sherwood-Davis & Geck ("SDG") in 1997. The Company announced that it had received the single regulatory milestone payment associated with the SDG agreement during the second quarter of 1997. In the first quarter of 1998, InnerDyne and SDG terminated the development agreement when SDG was acquired. In the future, the Company may decide to develop a feeding tube placement system.

        During 1997 and early 1998, InnerDyne committed resources to an investigation of the market opportunity for a radially dilatable access device for arthroscopic procedures. Clinical evaluation of an FDA cleared arthroscopic access product indicated that clinical benefits of the technology in this market were not sufficient to warrant further investment, and the project was terminated.

Biocompatible Coating Technologies

        The Company possesses certain proprietary technologies in the area of biocompatible coatings. The technologies that comprise the Company's thromboresistant coating ("TRC") capability are believed to have application when foreign objects remain in contact with various areas of the body, particularly within the blood stream, for sustained periods of time. These technologies include the ability to deposit an extremely thin layer (approximately one micron) of siloxane on a surface and the ability to graft a bioactive substance, such as the drug heparin, to that siloxane layer. The Company's TRC utilizes a "tether" molecule to attach heparin, other bioactive molecules or radioisotopes to the previously applied siloxane subsurface. One end of the tether molecule is covalently bonded to the siloxane coating and the other end of the tether molecule is covalently bonded to the bioactive molecule or radioisotope. Because both points of attachment may utilize covalent bonds, the Company believes that its coating process may result in a stronger bond to the surface of a device than some other methods presently in use. TRC coatings, employed with the siloxane layer alone or in combination with bioactive substances, can extend the life of blood-gas exchange devices or provide the capability to extend the duration of contact of a coated device with blood or other body fluids while minimizing the physiological impacts of such contact. InnerDyne is developing a proprietary technology that coats materials with a coating to which rhenium-188 or another radioisotope can be attached, to potentially reduce restenosis in patients who have undergone interventional vascular procedures. InnerDyne completed the stent-based studies using rhenium-188 for the treatment of restenosis in early 2000. Though the results of this animal study demonstrated clinical efficacy, recently published human clinical results from a competing catheter-based technology have likely reduced the probability that the Company can attract a corporate stent partner that will license the technology under acceptable terms, if at all.


        In the fourth quarter of 1999, the Company began to shift resources to investigate a proprietary therapeutic coating which may potentially provide a proprietary bioactive treatment for restenosis. If preliminary promising results of this investigation are confirmed in further investigations, the Company may increase associated resources, and endeavor to attract a corporate partner interested in the technology. There can be no assurances that the results of this further investigation will be positive, or that a corporate partner will be interested in licensing or developing this technology on acceptable terms, if at all.


        The Company has begun a research program aimed at developing absorbable brachytherapy products for the treatment of focal or site-specific cancers such as breast, prostate, cervical, and neurological cancers. The program's goal is to develop biocompatible and bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources are being designed for use in the local-regional treatment of primary cancer, including treatment of the tumor bed after removal of a tumor. The final product could fundamentally differ from both current brachytherapy sources and drug-delivery sources and could provide an efficient mechanism to control cancer growth and limit cancer recurrence. The advantage of localized radiotherapy over other therapies is that local radiotherapy can eliminate cancerous cells while sparing normal cells. Other therapies, such as systemic chemotherapy and external beam radiation, affect both cancerous and non-cancerous cells and can result in greater pain, longer recovery times, and higher treatment costs. In contrast, local radiotherapy, either alone or in combination with a chemotherapy agent, may lower the cost of the therapeutic procedure, reduce hospital stays, and reduce the pain and suffering experienced by the patient.

        In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement ("CRADA") for the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. Initially, the ORNL researchers helped to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and the new technology were provided to investigators at BNL who, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepared radioactive stents and implanted them into the arteries of swine and rabbits to evaluate the effectiveness of this unique approach to inhibit restenosis. Initial testing confirmed the Company's ability to attach radionuclides to metal stents and other substrates. Additional testing to demonstrate the efficacy in animals of InnerDyne's technology for the treatment of restenosis was completed in early 2000.

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

        In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research ("SBIR") phase 1 research grant to support development of a new form of cancer treatment. The InnerDyne technology allows for the concurrent delivery of drugs and radiation through the use of implantable devices that are absorbed by the body after delivering their therapeutic payloads. The absorbable devices are expected to differ from both current brachytherapy and drug-delivery sources, and could potentially provide a highly efficient and flexible treatment mechanism for the handling of focal cancers.

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

        In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne constructed a custom coating system and provided coated product samples for testing by U.S. Surgical, in exchange for payment of initial license fees and capital equipment costs. If the testing confirms that coated samples meet U.S. Surgical's requirements, InnerDyne will receive a final license fee payment and will assist in the transfer of the system to a location designated by U.S. Surgical. Coincident with transfer and system startup, a royalty payment period would begin.

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

Other Technologies

        In September 1999, the Company licensed to William Cook Europe A/S ("Cook") rights to a Rotatably Actuated Constricting Catheter Valve on a non-exclusive basis for use in the treatment of aortic aneurysms. The agreement requires that Cook pay InnerDyne a licensing fee in two installments, and annual minimum royalty payments. InnerDyne has received the first license fee installment.

        In December 1999, InnerDyne licensed to Alung Technologies, Inc. certain assets related to the Company's earlier development of an implantable lung assist product, and associated technologies. Under the terms of the agreement, InnerDyne is to receive a license fee, payable in two installments in the fourth quarters of 1999 (already received) and 2000.

        Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect, the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and the ability of the parties to satisfy performance milestones.

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

RESULTS OF OPERATIONS

        Total revenue for the three month period ended March 31, 2000 was $5,588,287, compared to $4,503,794 for the corresponding period in 1999. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $5,492,735 for the three month period ended March 31, 2000 from $4,431,699 for the corresponding period in 1999, reflecting increased sales of the Company's Step devices. Licensing and contract revenue for the three month period ended March 31, 2000 was $95,552, compared to $72,095 for the corresponding period in 1999. Licensing and contract revenue for the March 31, 2000 and March 31, 1999 periods related to agreements with third parties covering the licensing of the Company's proprietary biocompatible coating and radial dilation technologies. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

        Cost of sales was $1,452,327 for the three month period ended March 31, 2000, compared to $1,335,984 for the same period in 1999. The increase in cost of sales for the three month period ended March 31, 2000 is attributable to the increase in production and sales volume compared to the same period in 1999. Cost of sales as a percentage of revenue was 26% for the three month period ended March 31, 2000, compared to 29.7% for the same period in 1999. This decrease reflects the impact of increased volume on the Company's manufacturing overhead, which increased at a slower rate than revenues. Improvements in the efficiency of the Company's manufacturing operations also positively impacted the cost of goods as a percentage of revenue in the first quarter.

        Research, development, regulatory and clinical expenses for the three month period ended March 31, 2000 were $748,847, compared to $680,266 for the corresponding period in 1999. The Company expects that research, development, regulatory and clinical expenditures are likely to increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby reducing expected costs.

        Sales and marketing expenses were $2,253,381 for the three month period ended March 31, 2000, compared to $1,671,985 for the corresponding period ended March 31, 1999, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $625,842 for the three month period ended March 31, 2000, compared to $504,931 for the corresponding period ended March 31, 1999. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        The Company generated operating income, before interest and tax, of $507,890 for the three month period ended March 31, 2000, compared to $310,628 in the corresponding period of 1999. The improvement in operating income primarily reflected higher gross margins on higher revenues.

        The Company generated net income after tax of $1,126,409 for the three month period ended March 31, 2000, compared to $350,799 in the corresponding period of 1999. Results in the first quarter of 2000 included an income tax benefit of $562,951. On December 31, 1999, the Company had a deferred tax asset totaling $16.4 million, primarily a result of net operating loss carryforwards, which was fully reserved. The deferred tax asset had a 100% reserve due to the uncertainty of the Company's ability to generate future taxable income. Due to the Company experiencing another quarter of positive operating results, Management believes the company will have the ability to utilize a portion of its deferred tax assets and has thus reduced the valuation allowance on the Company's deferred tax asset. Management expects that the Company will generate positive net income through 2000.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to March 31, 2000, the Company has incurred a cumulative net loss of approximately $49.2 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters commissions and offering expenses).

        At March 31, 2000, cash and cash equivalents totaled $7,934,671 compared to a total cash and cash equivalents balance of $6,862,313 at December 31, 1999. The Company had $27,297 in capital expenditures in the three months ended March 31, 2000. Working capital totaled $11,880,292 at March 31, 2000, and the Company had long-term debt, excluding current installments, totaling $210,658 relating to financing of equipment.

        The Company was able to borrow up to $2,000,000 on a revolving line of credit with a commercial bank at prime plus one-quarter of one percent (9.25 percent at March 31, 2000) based on eligible receivables. This revolving line of credit expired on April 23, 2000. The Company is currently in negotiations to renew this revolving line of credit. The Company also has an equipment advance line of credit that allows the Company to borrow up to $750,000 based on eligible equipment purchases. Amounts outstanding on this equipment advance line of credit are periodically converted to 48-month term loans bearing interest at prime plus one-quarter of one percent. As of March 31, 2000, the Company had drawn $639,989 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had borrowed $446,389 for the financing of fixed assets. The loans are subject to certain covenants and conditions.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        InnerDyne experienced operating losses from 1985 until mid 1998. InnerDyne reported net income of $1.1 million on revenues of $5.6 million, $1.5 million on revenues of $20.4 million, $425,000 on revenues of $17.6 million and a loss of $907,000 on revenues of $15.7 million for the three months ended March 31, 2000 and the fiscal years ended December 31, 1999, 1998 and 1997, respectively. As of March 31, 2000, InnerDyne had an accumulated deficit of approximately $49.2 million.

        Our operating results may fluctuate substantially from quarter to quarter as a result of general economic conditions. Accordingly, the Company could generate operating losses, and may have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, the market acceptance of the Company's products, and the actions of competitors in the Company's primary markets. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not incur future losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will maintain profitability.

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

        The Company's products will encounter competition from other companies as its radial dilation platforms expand into new clinical areas. Within the urology field, management expects its products will compete with product offerings from Cook, Boston Scientific, and C.R. BARD, among others. In vascular access, Maxxim Medical, Inc., will face competition from St. Jude/Daig, Medtronic/AVE, Bard, Boston Scientific and others.

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

        There can be no assurance that the Company or its partners will be able to successfully compete in the M.I.S. access, urology access, or vascular access markets, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During 2000, the Company expects to commercially introduce urology and intra-organ access products, and through a corporate partner, a vascular access product. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

        Limited Manufacturing Experience; Compliance with Quality Systems Regulations. The Company initiated manufacture of commercial quantities of its Step access device in its Salt Lake City, Utah facility during late 1994. Accordingly, the Company has relatively limited experience in manufacturing M.I.S. access products or other products in commercial quantities at acceptable costs. The Company's success will depend in part on its ability to manufacture its products in compliance with the FDA's regulations and other regulatory requirements in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. In connection with its ISO 9001 certification, InnerDyne now undergoes periodic audits by a regulatory body. Regulatory changes recently introduced by the FDA have resulted in a system of United States regulatory requirements for manufacturers of medical devices which more closely resembles the ISO 9000 series of quality systems standards adopted by most European countries. The FDA may also periodically inspect the Company's operations and business practices to evaluate conformance to these standards. Failure to maintain satisfactory regulatory system compliance could have a significant impact on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the seizure or recall of products. Failure to maintain production volumes or increase production volumes in a timely or cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations.

        Potential Fluctuations in Operating Results. The Company's quarterly operating results have in the past fluctuated and will continue to fluctuate significantly in the future depending on the timing and shipment of product orders; new product introductions and changes in pricing policies by the Company or its competitors; the timing and market acceptance of the Company's new products and product enhancements; the continued market acceptance of InnerDyne's Step product line by the medical community; the Company's product mix; the mix of distribution channels through which the Company's products are sold; the extent to which the Company recognizes non-product revenues during a quarter; and the Company's ability to obtain sufficient supplies of sole or limited source components for its products. In particular, fluctuations in production volumes can affect gross margins from quarter to quarter. Furthermore, gross margins and net income or loss can fluctuate from quarter to quarter to the extent the Company recognizes non-product revenue during a quarter because the Company typically derives higher margins from non-product revenue than from product sales. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

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

        Government Regulation. Clinical testing, manufacture and sale of the Company's products, including the Step product line and the Company's biocompatible coating technology, are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

        The Company has received clearance from the FDA for the marketing of its Step device for use in accessing the abdominal and thoracic cavities for the performance of minimally invasive surgical procedures. The Company has also received FDA clearance for the marketing of its R.E.D. product for use in the areas of gastrostomy, cystostomy, cholecystotomy, the dilation of biliary and urethral strictures, laparoscopy and enterostomy. The Company has also received market clearance for alternative versions of its Step and R.E.D. products, including products designed to employ its radial dilation technology in vascular, urological, and arthroscopic applications and for biliary indications. Although the Company has been successful in preparing requests for 510(k) clearance, there can be no assurance that 510(k) clearances for future products or product modifications can be obtained in a timely manner or at all, or that any existing clearance can be successfully maintained. A delay in receipt of, or failure to receive or maintain, such clearances would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Any devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies and various foreign governments. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality Systems Regulations ("QSR") requirements, which include testing, control and documentation requirements. Manufacturers must also comply with requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

        The Company is registered as a manufacturer of medical devices with the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. Failure of the Company to maintain satisfactory regulatory compliance could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, could result in the seizure or recall of products, injunctions and/or civil fines.

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

        Dependence on International Sales. In the future, the Company expects to derive a portion of its revenue from international sales. To the extent that the Company's international sales increase in future periods, a portion of the Company's revenues could be subject to the risks associated with international sales, including economic or political instability, shipping delays, changes in applicable regulatory policies, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, import quotas or other trade restrictions could have an adverse effect on the Company's business, financial condition and results of operations. The regulation of medical devices, particularly in the European Economic Community, continues to expand, and there can be no assurance that new laws or regulations will not have an adverse effect on the Company.

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

        Control by Directors and Principal Stockholders. As of March 31 2000, directors and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 8% of the Company's outstanding Common Stock. Accordingly, these persons, as a group, may be able to significantly affect the direction of the Company's affairs and business, including any determination with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company and the election of directors. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

        Risks Associated With Computer Software and Hardware. InnerDyne relies on a variety of internal computer systems and programs in the operations of its business. The Company also utilizes outside computer systems in the management of certain business functions. The Company's internal systems run on personal computers and microprocessor-based computer servers set up in a workstation environment which the Company believes are not susceptible to universal failures. These systems were extensively tested as part of the Company's preparations for the Year 2000 changeover.

        The Company believes that the failure of a system would not materially affect the Company's ability to conduct its business operations, though such failure could cause the expenditure of significant funds to affect a rapid remedy to a systems failure. However, should a system fail, and the Company was unable to restore or replace its function within a reasonable time frame, such failure could have a material impact upon the Company's business, financial condition, or results of operations. Similarly, should the Company internal or external computer systems experience widespread failure that could not be remedied quickly, such failure could have a similar impact.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


        The following discusses our exposure to market risk related to changes in interest rates, equity prices, and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth above under the heading "Additional Factors That May Affect Future Results."


INTEREST RATE RISK


        As of March 31, 2000, InnerDyne had short-term investments of $6,735,080. Substantially of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the March 31, 2000 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company has the ability to hold these investments until maturity; and therefore, the value of these investments is not expected to be affected to any significant degree by sudden changes in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

        InnerDyne does not own any equity investments; therefore, the Company is not currently exposed to any direct equity price risk.

        All InnerDyne revenues are realized in U.S. dollars; therefore, management believes that the Company currently is not subject to significant direct foreign currency exchange rate risk.


FOREIGN CURRENCY RISK

        International revenues represented less than 10% of total revenues as of March 31, 2000. International sales are made mostly through international distributors with payments to the Company typically denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. The Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the three month period ended March 31, 2000 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        10.2*         1991 Directors' Stock Option Plan, as amended
        10.26*        1996 Stock Option Plan, as amended
        10.47+        Development, License and Supply Agreement dated as of
                      February 11, 2000, by and between the Registrant and Genesis Medical Technologies, Inc.
        10.48+        Supply, License and Distribution Agreement dated as of
                      March 27, 2000, by and between the Registrant and Maxxim
                      Medical, Inc.
        27.1          Financial Data Schedule

* Management compensatory plan or arrangement.
+ Confidential treatment requested as to certain portions of these Exhibits.

(b) Reports on Form 8-K:       The Company did not file any reports on Form 8-K
                                during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNERDYNE, INC.



/s/ William G. Mavity
William G. Mavity
President, Chief Executive Officer
and acting Chief Financial Officer
(Duly Authorized Signatory and
Principal Financial Officer)






Date:   May 15, 2000

EXHIBIT INDEX

Exhibit Number        Description
--------------        -----------

        10.2*         1991 Directors' Stock Option Plan, as amended
        10.26*        1996 Stock Option Plan, as amended
        10.47+        Development, License and Supply Agreement dated as of
                      February 11, 2000, by and between the Registrant and Genesis Medical Technologies, Inc.
        10.48+        Supply, License and Distribution Agreement dated as of
                      March 27, 2000, by and between the Registrant and Maxxim
                      Medical, Inc.
        27.1          Financial Data Schedule

* Management compensatory plan or arrangement.
+ Confidential treatment requested as to certain portions of these Exhibits.