Form 10-Q
period 2000-06-30
INNERDYNE INC
filed 2000-08-09
CIK 822084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934

For the quarterly period ended June 30, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _______________________

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
          (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code: (408) 745-6010

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
The number of shares of Registrant's Common Stock issued and outstanding as of August 3, 2000 was 23,031,587.

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets.................................................................  2

           Condensed Statements of Operations.......................................................  3

           Condensed Statements of Cash Flows.......................................................  4

           Notes to Condensed Financial Statements..................................................  5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................  7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................  26

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................  27

Item 2.    Changes in Securities and Use of Proceeds...............................................  27

Item 3.    Defaults upon Senior Securities.........................................................  27

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  27

Item 5.    Other Information.......................................................................  28

Item 6.    Exhibits and Reports on Form 8-K........................................................  28

           Signature Page..........................................................................  29

           Exhibit Index...........................................................................  30

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                 JUNE 30, 2000     DECEMBER 31,
                                                                       1999
                                                  (UNAUDITED)      (*SEE NOTE)
                                                  ------------     ------------
Current assets:

   Cash and cash equivalents ...................  $  8,630,805     $  6,862,313
   Accounts receivable, net ....................     3,692,879        3,524,228
   Interest and other receivables ..............        27,019          170,110
   Inventories .................................     1,751,561        1,602,143
   Prepaid expenses and other ..................     1,463,457          197,874
                                                  ------------     ------------
     Total current assets ......................    15,565,721       12,356,668
Equipment and leasehold improvements, net ......       643,346          721,846
Deposits .......................................        73,780           67,167
                                                  ------------     ------------
     Total assets ..............................  $ 16,282,847     $ 13,145,681
                                                  ============     ============


                          LIABILITIES AND STOCKHOLDERS'
                                     EQUITY

Current liabilities:

   Line of credit ..............................  $    300,000     $    639,989
   Current installments of long-term debt ......       200,025          284,816
   Accounts payable ............................       226,185          234,911
   Accrued liabilities .........................     1,174,715        1,189,836
                                                  ------------     ------------
      Total current liabilities ................     1,900,925        2,349,552

Long-term debt, excluding current installments..       169,554          232,797

Stockholders' equity:
   Common stock ................................       230,108          221,536
   Additional paid-in-capital ..................    61,878,458       60,618,436
   Accumulated deficit .........................   (47,896,198)     (50,276,640)
                                                  ------------     ------------
      Net stockholders' equity .................  $ 14,212,368     $ 10,563,332
                                                  ------------     ------------

Total Liabilities and Stockholders equity ......  $ 16,282,847     $ 13,145,681
                                                  ============     ============

* Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED

                                                       June 30,         June 30,      June 30,        June 30,
                                                         2000             1999          2000            1999
                                                     ------------    ------------   ------------    ------------
Product, licensing and contract revenue ............ $  6,053,522    $  4,992,987   $ 11,641,809    $  9,496,781

Costs and expenses:
    Cost of sales ..................................    1,541,057       1,427,066      2,993,384       2,763,050

    Research, development, regulatory and clinical..      760,050         708,546      1,508,897       1,388,812

    Sales and marketing ............................    2,496,366       2,111,625      4,749,747       3,783,610

    General and administrative .....................      626,925         570,632      1,252,767       1,075,563
                                                     ------------    ------------   ------------    ------------

        Total costs and expenses ...................    5,424,398       4,817,869     10,504,795       9,011,035
Operating income (loss) ............................      629,124         175,118      1,137,014         485,746

Interest/other income, net .........................      115,350          42,422        170,919          82,593
                                                     ------------    ------------   ------------    ------------

    Income before income taxes .....................      744,474         217,540      1,307,933         568,339
Income tax expense (benefit) .......................     (509,561)         10,000     (1,072,511)         10,000
                                                     ------------    ------------   ------------    ------------

    Net income ..................................... $  1,254,035    $    207,540   $  2,380,444    $    558,339
                                                     ============    ============   ============    ============
Basic net income per share .........................        $0.05           $0.01          $0.11           $0.03

Diluted net income per share .......................        $0.05           $0.01          $0.10           $0.02

Weighted average basic shares outstanding ..........   22,864,013      21,923,812     22,531,606      21,907,810
Weighted average diluted shares outstanding ........   24,875,607      23,056,092     24,603,973      23,067,196





        See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX-MONTHS ENDED
                                                                            ----------------
                                                                          JUNE 30,       JUNE 30,
                                                                            2000           1999
                                                                        -----------    -----------
Cash flows from operating activities:
Net income ..........................................................   $ 2,380,444    $   558,339
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................       231,268        246,168
   Compensation expense on stock options ............................        31,224         ------
  Common stock issued for services ..................................        22,855         12,491

   Decrease (increase) in receivables ...............................       (25,562)      (248,038)
   Increase in inventories ..........................................      (149,417)      (182,879)
   Increase in prepaid expenses, other, and deposits ................    (1,272,196)       (12,675)
   Increase (decrease) in accounts payable ..........................        (8,726)      (127,391)
   Increase (decrease) in accrued liabilities .......................       (15,132)        26,665
                                                                        -----------    -----------

Net cash provided by operating activities ...........................     1,194,758        272,680
                                                                        -----------    -----------

Cash flows used in investing activities:  Capital expenditures ......      (152,768)      (269,815)
                                                                        -----------    -----------

Cash flows from financing activities:

   Proceeds from issuance of common stock, net ......................     1,214,525         94,996
   Proceeds from issuance of long-term debt .........................            --        518,648
   Principal payments on long-term debt .............................      (488,023)      (258,346)
                                                                        -----------    -----------

Net cash provided by financing activities ...........................       726,502        355,298

Net increase in cash and cash equivalents ...........................     1,768,492        358,163

Cash and cash equivalents at beginning of period ....................     6,862,313      5,757,538
                                                                        -----------    -----------

Cash and cash equivalents at end of period ..........................   $ 8,630,805    $ 6,115,701
                                                                        ===========    ===========


           See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the six-month period ended June 30, 2000 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)     INVENTORIES

        Inventories consist of the following:

                                           JUNE 30,        DECEMBER 31,
                                             2000              1999
                                         -----------       -----------
                                         (UNAUDITED)
         Raw materials and supplies ...  $ 1,542,589       $ 1,339,016
         Finished goods ...............      591,815           583,126
         Reserve for obsolescence .....     (382,843)         (319,999)
                                         -----------       -----------
         Net inventory ................  $ 1,751,561       $ 1,602,143
                                         ===========       ===========


(3)     COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended June 30, 2000 and 1999 comprehensive income was equal to the net income as presented in the accompanying statement of operations.

(4)     NET INCOME PER COMMON SHARE

        Basic income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six-month periods ended June 30, 2000 and 1999 is summarized as follows:

                                                        (Unaudited)              (Unaudited)
                                                    Three Months Ended         Six Months Ended

                                                   June 30,     June 30,     June 30,     June 30,
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Basic weighted average number of common shares
outstanding during the period                     22,864,013   21,923,812   22,531,606   21,907,810

Weighted-average number of dilutive common
stock options outstanding during the period        2,011,595    1,132,280    2,072,366    1,159,386
                                                  ----------   ----------   ----------   ----------
Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                            24,875,607   23,056,092   24,603,973   23,067,196
                                                  ==========   ==========   ==========   ==========



        Common stock equivalents of approximately 82,950 and 940,385 shares outstanding during the six month periods ended June 30, 2000 and 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(5)     OPERATING SEGMENTS

        The Company operates in one line of business, the development and commercialization of access products for minimally invasive procedures. The Company has and/or is also pursuing licensing opportunities related to its proprietary radial dilation and biocompatible coating technologies. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

(6)     RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), that establishes new accounting and reporting standards for companies to report information about new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations, financial position or liquidity.

        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition, ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

-   There must be persuasive evidence of an arrangement;

-   Delivery must have occurred or services must have been rendered;

-   The selling price must be fixed or determinable; and

-   Collectibility must be reasonably assured.

        The Company will adopt SAB No. 101 during the fourth quarter of 2000. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures.

        The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN No. 44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company must adopt FIN No. 44 by July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's StepTM family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical ("M.I.S.") procedures, the Company's ability to further expand into international markets, public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results", as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

        InnerDyne, Inc. (the "Company" or "InnerDyne") is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform M.I.S. procedures. InnerDyne designs, develops, manufactures and commercializes minimally invasive surgical access products incorporating its proprietary radial dilation technology in the fields of general surgery, gynecology, pediatric laparoscopy, and urology. The Company has entered into an agreement with Maxxim Medical, Inc. to facilitate the commercialization of its radial dilation technology to enhance percutaneous access for vascular procedures. The Company has proprietary technology in the areas of biocompatible coatings, radiation delivery for the potential treatment of restenosis and cancer, and drug attachment and diffusion, which it intends to continue to develop either internally or through strategic alliances. InnerDyne, Inc. common stock is traded on the Nasdaq National Market under the symbol IDYN.

INNERDYNE'S PRODUCTS AND TECHNOLOGY

Radial Dilation Technology

        The primary focus of the Company is the development and commercial application of its proprietary radial dilation technology. The key feature of this proprietary technology is the capability to enter the body of a patient by creating a small puncture wound which can subsequently be dilated, or increased in size, to create a larger working channel. Employment of radial dilation within an expandable sheath permits the dilation to be accomplished in a manner that tends to minimize tissue trauma. Upon completion of a procedure, the dilation sequence is reversed, resulting in a smaller residual wound than would be experienced through the employment of similarly sized conventional access devices. Potential benefits of radial dilation technology include reduced risk, less patient trauma and reduced procedure time.

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

        In January 1999, InnerDyne reported the clearance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites. The FDA has recently notified the Company that it has determined a 510(k) filing is not required, both historically and in the future, for labeling claims related to relative patient safety arising from the use of access products.

        By December 31, 1999 more than 30 peer reviewed papers or presentations had been published or presented, concluding that patient safety is enhanced when the Step product is used. A paper presented in November 1999 at the American Association of Gynecological Laparoscopy Annual Meeting involved more than 8,000 procedures and more than 21,000 Step insertions. The study concluded that, based on a comparison to a control group where standard access devices of various types were used, an adverse event was about ten times more likely to occur with conventional trocars versus InnerDyne's Step products.

        Short Step(TM) The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of approximately 35 freestanding children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will continue to help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

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

        The Company has also evaluated the potential use of its proprietary radial dilation technology to gain access for urologic procedures, and a related 510(k) pre-market notification was submitted to and subsequently cleared by the FDA in mid-1999. The Company is completing the development process for a new product intended to facilitate percutaneous access to the kidney and bladder, and has conducted expanded human clinical evaluation of the product during 2000. Based on the results of this evaluation, the Company plans to initiate commercial distribution of the Nephro-Step(TM) urological access product in the latter half of 2000.

        Management believes that the positive attributes of the Step product line may also enable minimally invasive access to organs within the abdominal cavity. The current alternative for this type of access involves the insertion of a long flexible channel and scope through a natural body orifice such as the mouth or the rectum, and only limited procedures are possible due to the restricted size of the channel and the tortuous path that must be navigated. The Step product line has been shown to enable laparoscopic access through the abdominal wall and across the peritoneal space into the stomach for the treatment of benign tumors. InnerDyne believes that the use of Step products could substantially reduce recovery times for these types of procedures. The Company also believes that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. InnerDyne expects to continue expending development resources through the third quarter of 2000 to determine the feasibility of introducing an intra-organ access device based on its proprietary radially expanding dilation technology.

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

Three additional buying group agreements were signed in 1999, adding approximately 2,150 hospitals and surgery centers to those covered by agreements. In May 2000, InnerDyne announced the signing of an agreement with Premier Purchasing Partners. The agreement, which covers the approximately 1,800 member institutions in the Premier system, took effect on July 1, 2000.

        In selected foreign countries, local distributors purchase products from the Company for subsequent resale to their respective countries' health care systems. Distributors in selected foreign markets can and have been changed when the Company has deemed the performance of individual distributor organizations to be unsatisfactory.

        Other Applications & Technology. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology could potentially bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in 1997 and continued testing the product concept in conjunction with cardiology advisors in 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures. Limited domestic use evaluations of a vascular access product were conducted in 1999. An additional related 510(k) application was filed with the FDA in August 1999, and cleared in June 2000, to update labeling involving the most current version of the radially expanding vascular access ("INNERVASC(TM)") product. In March, 2000 InnerDyne announced the signing of an agreement with Maxxim Medical, Inc. covering the distribution by Maxxim of the Company's INNERVASC vascular access product in the United States and South America. The initial shipment of radially dilatable INNERVASC sleeves to Maxxim took place in June 2000, and ongoing shipments to Maxxim are expected until at least 2002.

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

        InnerDyne is developing a proprietary technology that coats materials with a coating to which rhenium-188 or another radioisotope can be attached, to potentially reduce restenosis in patients who have undergone interventional vascular procedures. InnerDyne completed stent-based animal studies using rhenium-188 for the treatment of restenosis in early 2000. Though the results of this animal study demonstrated clinical efficacy, recently published human clinical results from a competing catheter-based technology have reduced the probability that the Company can attract a corporate stent partner that will license the technology under acceptable terms, if at all.

        In the fourth quarter of 1999, the Company allocated resources to investigate a proprietary therapeutic coating which may potentially provide a proprietary bioactive treatment for restenosis. If preliminary promising results of this investigation are confirmed in further investigations, the Company may increase associated resources, and endeavor to attract a corporate partner interested in the technology. There can be no assurances that the results of this further investigation will be positive, or that a corporate partner will be interested in licensing or developing this technology on acceptable terms, if at all.

        The Company has begun a research program aimed at developing absorbable brachytherapy products for the treatment of focal or site-specific cancers such as breast, prostate, cervical, and neurological cancers. The program's goal is to develop biocompatible and bio-absorbable brachytherapy sources for use in radiotherapy or simultaneous radiotherapy and chemotherapy drug delivery. These novel combined brachytherapy/chemotherapeutic drug sources are being designed for potential use in the local-regional treatment of primary cancer, including treatment of the tumor bed after removal of a tumor. The final product could fundamentally differ from both current brachytherapy sources and drug-delivery sources and could provide an efficient mechanism to control cancer growth and limit cancer recurrence. The advantage of localized therapy over other therapies is the potential to eliminate cancerous cells while sparing normal cells. Other therapies, such as systemic chemotherapy and external beam radiation, affect both cancerous and non-cancerous cells and can result in greater pain, longer recovery times, and higher treatment costs. In contrast, localized therapy may lower the cost of the therapeutic procedure, reduce hospital stays, and reduce the pain and suffering experienced by the patient.

        In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement ("CRADA") to support the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. Initially, the ORNL researchers helped to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and the new technology were provided to investigators at BNL who, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepared radioactive stents and implanted them into the arteries of swine and rabbits to evaluate the effectiveness of this unique approach to inhibit restenosis. Initial testing confirmed the Company's ability to attach radionuclides to metal stents and other substrates. Additional testing to demonstrate the efficacy in animals of InnerDyne's technology for the treatment of restenosis was completed in early 2000.

        In October 1998, the CRADA's scope of work was modified to include the development of absorbable brachytherapy devices for the treatment of focal cancers because of the rapid strides made under the radiation coated stent development program.

        In January 1999, InnerDyne announced that it had been awarded a California Cancer Research Program ("CRP") Cycle I grant, a Community Initiated Research Collaboration Award ("CIRCA"), to examine the clinical benefits and the development of absorbable brachytherapy devices. The grant has expired, after the completion of limited related initial work.

        In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research ("SBIR") phase 1 research grant to support development of a new form of cancer treatment. This grant has also expired, after the completion of limited initial work. The Company has recently filed additional S.B.I.R. grant applications to potentially fund advanced coatings development work in. There can be no assurances that these grant applications will be accepted or approved.

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

        In April 1996, the Company announced the signing of an agreement with Boston Scientific Corporation ("Boston Scientific") covering the potential application and use of InnerDyne's proprietary biocompatible coating technologies with Boston Scientific's stents, grafts, vena cava filters and other implantable medical devices. The agreement involved an equity investment by Boston Scientific in InnerDyne, initial research support, license fees and future royalty payments. Boston Scientific Corporation notified InnerDyne in August 1998 that it had decided to proceed with the transfer of technology for the application and use of InnerDyne's proprietary biocompatible coating technology with Boston Scientific's stents, grafts, vena cava filters, and other implantable medical devices. The transfer of the technology was completed during 1999. If Boston Scientific decides to use the Company's technology in conjunction with commercially sold products, the Company may receive future related royalties.

        In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical ("U.S. Surgical") Corporation covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne constructed a custom coating system and provided coated product samples for testing by U.S. Surgical, in exchange for payment of initial license fees and capital equipment costs. In June 2000, U.S. Surgical indicated they will not use the Company's technology for valve and seal coating on current products. Therefore, InnerDyne expects that no further license or royalty payments will be realized as a result of the agreement with U.S. Surgical.

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

        In December 1999, InnerDyne licensed to Alung Technologies, Inc. certain assets related to the Company's earlier development of an implantable lung assist product, and associated technologies. Under the terms of the agreement, InnerDyne is to receive a license fee, payable in two installments in the fourth quarters of 1999 and 2000.

        Licensing, contract and grant revenues will continue to fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect, the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and the ability of the parties to satisfy performance milestones.

        The future success of the Company will depend upon its ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion and to attract corporate partners interested in licensing its radial dilation and coating technologies. In addition, the Company may seek to identify opportunities to obtain products or technologies from third parties. There can be no assurance that the Company will be able to successfully develop or acquire new products or technologies, license its proprietary technologies to third parties, obtain regulatory clearance for its products, or gain market acceptance of new and enhanced products. Delays in development, clearance or acceptance of new products could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

        Total revenue for the three and six-month periods ended June 30, 2000 was $6,053,522 and $11,641,809, respectively, compared to $4,992,987 and
$9,496,781 for the corresponding periods in 1999. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $6,001,230 and $11,493,965, respectively, for the three and six month periods ended June 30, 2000, from $4,831,740 and $9,263,439 for the corresponding periods in 1999, reflecting increased sales of the Company's Step devices.

        Licensing and contract revenue for the three and six month periods ended June 30, 2000 was $52,292 and $147,844, respectively, compared to $161,247 and $233,342 for the same periods in 1999. Licensing and contract revenue for the June 30, 2000 and June 30, 1999 periods related to agreements with third parties covering the licensing of the Company's proprietary biocompatible coating and radial dilation technologies. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

        Cost of sales was $1,541,057 and $2,993,384, respectively, for the three and six-month periods ended June 30, 2000, compared to $1,427,066 and $2,763,050 for the same periods in 1999. The increase in cost of sales for the three and six-month periods ended June 30, 2000 is attributable to the increase in production and sales volume compared to the same periods in 1999. Cost of sales as a percentage of revenue was 25% and 26%, respectively, for the three and six-month periods ended June 30, 2000, compared to 29% for each of the same periods in 1999. This decrease primarily reflects the impact of increased volume on the Company's manufacturing overhead, which increased at a slower rate than revenues. Improvements in the efficiency of the Company's manufacturing operations also positively impacted the cost of goods as a percentage of revenue in the second quarter.

        Research, development, regulatory and clinical expenses for the three and six month periods ended June 30, 2000 were $760,050 and $1,508,897, respectively, compared to $708,546 and $1,388,812 for the corresponding periods in 1999. The Company expects that research, development, regulatory and clinical expenditures are likely to increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby reducing expected costs.

        Sales and marketing expenses were $2,496,366 and $4,749,747, respectively, for the three and six month periods ended June 30, 2000, compared to $2,111,625 and $3,783,610 for the corresponding periods in 1999, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

        General and administrative expenses were $626,925 and $1,252,767, respectively, for the three and six month periods ended June 30, 2000, compared to $570,632 and $1,075,563 for the corresponding periods in

1999. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

        The Company generated operating income, before interest and tax, of $629,124 and $1,137,014, respectively, for the three and six month periods ended June 30, 2000, compared to $175,188 and $485,746 in the corresponding periods of 1999. The improvement in operating income primarily reflected higher margins on increased revenues.

        The Company generated net income after interest and tax of $1,254,035 and $2,380,444, respectively, for the three and six-month periods ended June 30, 2000, compared to $207,540 and $558,339 in the corresponding periods of 1999. Results in the second quarter and first half of 2000 included an income tax benefit of $534,165 and $1,116,700, respectively. On December 31, 1999, the Company had a deferred tax asset totaling $16.4 million, primarily a result of net operating loss carryforwards, which was fully reserved. At December 31, 1999, the deferred tax asset had a 100% reserve due to the uncertainty of the Company's ability to generate future taxable income. However, based on current quarters operating income, historical experience over the last year, and expected future operating income, management believes the company will have the ability to utilize a portion of its deferred tax assets and has reduced the valuation allowance on the Company's deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception to June 30, 2000, the Company incurred a cumulative net loss of $47.9 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters' commissions and offering expenses).

        At June 30, 2000, cash and cash equivalents totaled $8,630,804 compared to a total cash and cash equivalents balance of $6,862,313 at December 31, 1999. The Company had $27,297 and $152,768, respectively, in capital expenditures in the three and six-month periods ended June 30, 2000. Working capital totaled $13,664,796 at June 30, 2000, and the Company had long-term debt, excluding current installments, totaling $169,554 relating to financing of equipment.

        The Company is able to borrow up to $2,000,000 on a revolving line of credit with a commercial bank at prime plus one-quarter of one percent (9.25 percent at June 30, 2000) based on eligible receivables. This revolving line of credit was renewed on April 22, 2000. As of June 30, 2000, the Company had a balance of $300,000 for financing of working capital needs on the revolving line of credit, secured by certain accounts receivable, and had a balance of $369,579 for the financing of fixed assets. The loans are subject to certain covenants and conditions.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        InnerDyne experienced operating losses from 1985 until mid 1998. InnerDyne reported net income of $2,380,444 on revenues of $11,641,809, $1.5 million on revenues of $20.4 million, $425,000 on revenues of $17.6 million and a loss of $907,000 on revenues of $15.7 million for the six months ended June 30, 2000 and the fiscal years ended December 31, 1999, 1998 and 1997, respectively. As of June 30, 2000, InnerDyne had an accumulated deficit of approximately $47.9 million.

        Operating results may fluctuate substantially from quarter to quarter as a result of general economic conditions. Accordingly, the Company could generate operating losses, and may have cash outflow requirements as a result of expenditures related to expansion of sales and marketing capability, expansion of manufacturing capacity, research and development activities, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The timing and amounts of these expenditures will depend upon many factors, such as the availability of capital, progress of the Company's research and development, and factors that may be beyond the Company's control, such as the results of product trials, the requirements for and the time required to obtain regulatory approval for existing products and any other products that may be developed or acquired, the market acceptance of the Company's products, and the actions of competitors in the Company's primary markets. The cash needs of the Company have changed significantly as a result of the merger completed during 1994 and the support requirements of the added business focus areas. There can be no assurance that the Company will not incur future losses, that the Company will be able to raise or generate cash, as necessary, to fund operations or that the Company will maintain profitable operations.

        Intense Competition. The primary industry in which the Company competes, minimally invasive surgery, is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical, a unit of Tyco International, Ltd., is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm responsible for providing products that led to the growth of the industry. U.S. Surgical supplies a broad line of products to the M.I.S. industry, including products which facilitate access, assessment and treatment. Ethicon Endosurgery, a unit of Johnson and Johnson ("Ethicon"), made a major investment in the M.I.S. field in recent years and the parent company is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

        There can be no assurance that competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the entry of large and small companies into the market, and continuing consolidation within the medical device and supply industry, the Company expects competition for devices to generally increase.

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

        Reliance on Future Products and New Applications; Uncertainty of Technology Changes. The medical device industry is characterized by innovation and technological change. The Company has made significant investments in researching and developing its proprietary technologies, including radial dilation and biocompatible coatings. During the next year, the Company may commercially introduce urology and intra-organ access products, and through a corporate partner, a vascular access product. The future success of the Company will depend in part on the timely commercial introduction and market acceptance of these and other possible products. There can be no assurance that these products will be timely introduced in commercial quantities, if at all, or that such products will achieve market acceptance. A failure by the Company to timely introduce such products or a failure of such products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, the ability to develop and gain regulatory clearance for new and enhanced versions of products in a timely fashion. There can be no assurance that the Company will be able to successfully develop new products or technologies, manufacture new products in commercial volumes, obtain regulatory approvals on a timely basis or gain market acceptance of such products. Delays in development, manufacturing, regulatory approval or market acceptance of new or enhanced products could have a material adverse impact on the Company's business, financial condition and results of operations.

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

INTEREST RATE RISK

        As of June 30, 2000, InnerDyne had short-term investments of $7,014,026. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2000 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company presently has the ability to hold these investments until maturity; and therefore, the value of these investments is not expected to be affected to any significant degree by sudden changes in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

        InnerDyne does not own any equity investments; therefore, the Company is not currently exposed to any direct equity price risk.

FOREIGN CURRENCY RISK

        International revenues represented less than 10% of total revenues as of June 30, 2000. International sales are made mostly through international distributors with payments to the Company typically denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. The Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the three and six month periods ended June 30, 2000 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) At the Annual Meeting of Stockholders of the Registrant, held on June 20, 2000, the stockholders approved the following proposals with the vote indicated below.

        (b)    See (c)(1) below

        (c)    Voting:

               (1)  Election of Directors

                    NOMINEE                         FOR            WITHHELD
                    -------                         ---            --------
                    Edward W. Benecke           19,054,594         684,567
                    Robert M. Curtis            19,054,594         684,567
                    John A. Hinds               19,054,594         684,567
                    William G. Mavity           19,054,594         684,567
                    Steven N. Weiss             19,054,594         684,567

               (2) The amendment of the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares to an aggregate of 3,500,000 shares.

                    IN FAVOR             OPPOSED         ABSTAIN
                    --------             -------         -------
                    6,078,473            3,927,669        73,980

               (3) The amendment of the Company's 1991 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares to an aggregate of 800,000 shares and, as amended, the restatement of such Plan as the 2000 Employee Stock Purchase Plan.

                    IN FAVOR             OPPOSED         ABSTAIN
                    --------             -------         -------
                    9,646,777             396,990         36,355

               (4) The amendment of the Company's 1991 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares to an aggregate of 400,000 shares and, as amended, the restatement of such Plan as the 2000 Directors' Stock Option Plan.

                    IN FAVOR             OPPOSED         ABSTAIN
                    --------             -------         -------
                    8,736,285            1,266,357        77,480

               (5) The selection of KPMG, LLP as independent auditors for the Company for the fiscal year ending December 31, 2000.

                    IN FAVOR             OPPOSED         ABSTAIN
                    --------             -------         -------
                    19,683,354             13,445         42,362

               (d)  Not Applicable.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

        10.2*         2000 Directors' Stock Option Plan, as amended

        10.3*         2000 Employee Stock Purchase Plan, as amended

        10.26*        1996 Stock Option Plan, as amended

        10.38.5       Loan Modification Agreement as of April 22, 2000 by and between the Registrant and
                      Silicon Valley Bank

        27.1          Financial Data Schedule

* Management compensatory plan or arrangement.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERDYNE, INC.



/s/ William G. Mavity
William G. Mavity
President, Chief Executive Officer and
Acting Chief Financial Officer and
Principal Financial Officer
(Duly Authorized Signatory)



Date:   August 9, 2000

                                 EXHIBIT INDEX

        Exhibit
          No.                           Description
        -------                         -----------
        10.2*         2000 Directors' Stock Option Plan, as amended

        10.3*         2000 Employee Stock Purchase Plan, as amended

        10.26*        1996 Stock Option Plan, as amended

        10.38.5       Loan Modification Agreement as of April 22, 2000 by and between the Registrant and
                      Silicon Valley Bank

        27.1          Financial Data Schedule

* Management compensatory plan or arrangement.