Form 10-Q
period 2000-09-30
INNERDYNE INC
filed 2000-11-09
CIK 822084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

     The number of shares of Registrant's Common Stock issued and outstanding as of November 3, 2000 was 23,135,396.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheets.............................................................      2

         Condensed Statements of Operations...................................................      3

         Condensed Statements of Cash Flows...................................................      4

         Notes to Condensed Financial Statements..............................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................     26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................     27

Item 2.  Changes in Securities and Use of Proceeds............................................     27

Item 3.  Defaults upon Senior Securities......................................................     27

Item 4.  Submission of Matters to a Vote of Security Holders..................................     27

Item 5.  Other Information....................................................................     27

Item 6.  Exhibits and Reports on Form 8-K.....................................................     27

         Signature Page.......................................................................     28

         Exhibit Index........................................................................     29

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 INNERDYNE, INC.
                            CONDENSED BALANCE SHEETS
ASSETS

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                           2000               1999
                                                        (UNAUDITED)        (*SEE NOTE)
                                                        ------------       ------------
Current assets:
   Cash and cash equivalents .....................      $  9,469,418       $  6,862,313
   Accounts receivable, net ......................         4,147,972          3,524,228
   Interest and other receivables ................            23,765            170,110
   Inventories ...................................         1,581,144          1,602,143
   Prepaid expenses and other ....................         1,400,438            197,874
                                                        ------------       ------------

     Total current assets ........................        16,622,737         12,356,668
Equipment and leasehold improvements, net ........           606,064            721,846
Deposits .........................................            66,737             67,167
                                                        ------------       ------------

     Total assets ................................      $ 17,295,538       $ 13,145,681
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ................................      $          0       $    639,989
   Current installments of long-term debt ........                 0            284,816
   Accounts payable ..............................           136,492            234,911
   Accrued liabilities ...........................         1,629,847          1,189,836
                                                        ------------       ------------
        Total current liabilities ................         1,766,339          2,349,552
Long-term debt, excluding current installments ...                 0            232,797
Stockholders' equity:
   Common stock ..................................           230,896            221,536
   Additional paid-in-capital ....................        62,007,675         60,618,436
   Accumulated deficit ...........................       (46,709,372)       (50,276,640)
                                                        ------------       ------------
        Net stockholders' equity .................        15,529,199         10,563,332
                                                        ------------       ------------
Total liabilities and stockholders equity ........      $ 17,295,538       $ 13,145,681
                                                        ============       ============

*Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2000               1999              2000              1999
                                                      ------------       ------------       -----------      ------------
Product, licensing and contract revenue ........      $  6,412,280       $  5,310,622       $18,054,091      $ 14,807,403
Costs and expenses:
     Cost of sales .............................         1,658,640          1,475,822         4,652,026         4,238,872
     Research, development, regulatory and
       clinical ................................           670,522            737,987         2,179,422         2,126,799
     Sales and marketing .......................         2,350,235          2,211,616         7,099,983         5,995,226
     General and administrative ................           605,969            559,490         1,858,736         1,635,053
                                                      ------------       ------------       -----------      ------------
         Total costs and expenses ..............         5,285,366          4,984,915        15,790,167        13,995,950
                                                      ------------       ------------       -----------      ------------
Operating income ...............................         1,126,914            325,707         2,263,924           811,453
Interest/other income, net .....................            99,733             37,587           270,653           120,180
                                                      ------------       ------------       -----------      ------------
     Income before income taxes ................         1,226,647            363,294         2,534,577           931,633
Income tax .....................................           (39,821)            (4,349)        1,032,692           (14,349)
                                                      ------------       ------------       -----------      ------------
     Net income ................................         1,186,826            358,945         3,567,269           917,284
                                                      ============       ============       ===========      ============
Basic net income per share .....................              0.05               0.02              0.16              0.04
Diluted net income per share ...................              0.05               0.02              0.14              0.04
Weighted average basic shares outstanding ......        23,062,998         21,981,153        22,710,030        21,932,527
Weighted average diluted shares outstanding ....        25,168,096         23,279,748        24,913,624        23,138,315



         See accompanying notes to condensed financial statements.

                                INNERDYNE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                              2000               1999
                                                                           -----------       -----------
Cash flows from operating activities:
Net income ..........................................................      $ 3,567,269       $   917,284
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................          319,289           417,510
   Compensation expense on stock options ............................           47,188             8,477
   Common stock issued for services .................................           27,129              --
   Gain on sale of fixed assets .....................................              (67)           (3,500)
   (Increase) in receivables ........................................         (477,400)         (254,649)
   Decrease (increase) in inventories ...............................           20,998          (185,012)
   Increase in prepaid expenses, other, and deposits ................       (1,202,133)          (31,049)
   Decrease in accounts payable .....................................          (98,419)          (73,358)
   Increase in accrued liabilities ..................................          440,011            33,312
                                                                           -----------       -----------
Net cash provided by operating activities ...........................        2,643,865           829,015

Cash flows used in investing activities:
   Capital expenditures .............................................         (203,507)         (385,104)
   Proceeds from sale of fixed assets ...............................               67             3,500
                                                                           -----------       -----------
Net cash used in investing activities ...............................         (203,440)         (381,604)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ......................        1,324,282           210,170
   Proceeds from issuance of long-term debt .........................             --             518,634
   Principal payments on long-term debt .............................       (1,157,602)         (329,569)
                                                                           -----------       -----------
Net cash provided by financing activities ...........................          166,680           399,235

Net increase in cash and cash equivalents ...........................        2,607,105           846,646

Cash and cash equivalents at beginning of period ....................        6,862,313         5,757,538

Cash and cash equivalents at end of period ..........................      $ 9,469,418       $ 6,604,184
                                                                           ===========       ===========


         See accompanying notes to condensed financial statements.

                                 INNERDYNE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim condensed financial statements and notes are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the nine-month period ended September 30, 2000 should be read in conjunction with the audited financial statements and notes thereto and MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  INVENTORIES

     Inventories consist of the following:

                                        SEPTEMBER 30,       DECEMBER 31,
                                            2000               1999
                                         ----------         ----------
                                         (UNAUDITED)
Raw materials and supplies ........      $ 1,216,018       $ 1,339,016
Finished goods ....................          756,084           583,126
Reserve for obsolescence ..........         (390,958)         (319,999)
                                         -----------       -----------
Net inventory .....................      $ 1,581,144       $ 1,602,143
                                         ===========       ===========


(3)  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard No.130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended September 30, 2000 and 1999 comprehensive income was equal to the net income as presented in the accompanying statement of operations.

(4)  NET INCOME PER COMMON SHARE

     Basic net income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. Reconciliation between the basic and diluted weighted-average number of common shares for the three and nine-month periods ended September 30, 2000 and 1999 is summarized as follows:


                                                                         (UNAUDITED)                    (UNAUDITED)
                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                     2000           1999             2000            1999
                                                                  ----------      ----------      ----------      ----------
Basic weighted average number of common shares
outstanding during the period ..............................      23,062,998      21,981,153      22,710,030      21,932,527

Weighted average number of dilutive common stock options
outstanding during the period ..............................       2,105,098       1,298,595       2,203,594       1,205,788
                                                                  ----------      ----------      ----------      ----------

Diluted weighted average number of common and common
equivalent shares outstanding during the period ............      25,168,096      23,279,748      24,913,624      23,138,315
                                                                  ==========      ==========      ==========      ==========


     Common stock equivalents of approximately 76,950 and 689,563 shares outstanding during the nine-month periods ended September 30, 2000 and 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition, ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

o    There must be persuasive evidence of an arrangement;

o    Delivery must have occurred or services must have been rendered;

o    The selling price must be fixed or determinable; and

o    Collectibility must be reasonably assured.

     The Company will adopt SAB No. 101 during the fourth quarter of 2000. The Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures.

     The FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 during the third quarter of 2000. The adoption of this interpretation did not have a material effect on the Company's results of operations, financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed throughout this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the impact of intense competition in the Company's market, the extent of market acceptance of the Company's StepTM family of products, the timely development and market acceptance of new products, the compliance of the Company's manufacturing facilities with Good Manufacturing Practices ("GMP") regulations, the continued acceptance of minimally invasive surgical ("M.I.S.") procedures, the Company's ability to further expand into international markets, present uncertainty and incremental expenses related to the pending stock tender offer for all of the Company's outstanding shares by an affiliate of Tyco International Ltd., public policy relating to healthcare reform in the United States and other countries, approval of the Company's products by government agencies such as the United States Food and Drug Administration (the "FDA") and the risks set forth in greater detail below under the heading "Additional Factors that May Affect Future Results", as well as those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

     On October 4, 2000, InnerDyne, Inc. (the "Company" or "InnerDyne") and Tyco International Ltd. ("Tyco") announced the execution of a definitive agreement covering the terms of a stock tender offer by an affiliate of Tyco for all of the outstanding shares of InnerDyne. The tender offer to InnerDyne stockholders, which includes and is subject to customary representations and conditions, including regulatory reviews and clearances, was initiated on October 18, 2000. The Company's Board of Directors have unanimously recommended that stockholders tender their shares according to the terms of the tender offer. If a majority of InnerDyne shares are tendered, and assuming no unanticipated delays are encountered, the change in ownership is likely to occur during the fourth quarter of 2000.

     InnerDyne is primarily focused upon the development and commercialization of access products based on its proprietary radial dilation technology used to perform M.I.S. procedures. InnerDyne designs, develops, manufactures and commercializes minimally invasive surgical access products incorporating its proprietary radial dilation technology in the fields of general surgery, gynecology, pediatric laparoscopy, and urology. The Company has entered into an agreement with Maxxim Medical, Inc. to facilitate the commercialization of its radial dilation technology to enhance percutaneous access for vascular procedures. The Company has proprietary technology in the areas of biocompatible coatings, radiation delivery for the potential treatment of various types of cancer, and drug attachment and diffusion, which it intends to continue to develop either internally or through strategic alliances. InnerDyne, Inc. common stock is traded on the Nasdaq National Market under the symbol IDYN.

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

     In January 1999, InnerDyne reported the clearance by the FDA of the Company's 510(k) premarket notification based on the demonstrated safety and clinical performance of the Step line of minimally invasive surgical access devices. The product safety premarket notification resulted from the submittal of substantial information related to the comparative safety of the Step radially expanding dilation technology for surgical access versus standard cutting trocars. The FDA clearance acknowledged that the Step radially expanding surgical access technology had been shown in independent clinical comparative studies versus conventional cutting trocars to provide safety benefits including, but not limited to: (1) a lower prevalence of abdominal wall bleeding; (2) a lower prevalence of bowel and bladder injuries; (3) a lower incidence of post operative incisional hernias; and (4) a lower prevalence of major vascular injury. In addition, the FDA clearance noted that a substantial number of patients reported reduced pain from Step access sites when compared to conventional trocar sites. The FDA recently notified the Company that it has determined a 510(k) filing is not required, both historically and in the future, for labeling claims related to relative patient safety arising from the use of access products.

     By December 31, 1999 more than 30 peer reviewed papers or presentations had been published or presented, concluding that patient safety is enhanced when the Step product is used. A paper presented in November 1999 at the American Association of Gynecological Laparoscopy Annual Meeting involved more than 8,000 procedures and more than 21,000 Step insertions. The study concluded that, based on a comparison to a control group where standard access devices of various types were used, an adverse event was about ten times more likely to occur with conventional trocars versus InnerDyne's Step products. The Company's clinical database presently covers almost 20,000 procedures in which Step has demonstrated statistically significant reductions of complications and enhanced patient safety and comfort. Other competitors have claimed that their access devices can provide some benefits similar to the Step products, though to date, the clinical evidence to support such competitive claims has been limited.

     Short Step(TM). The Short Step is a conventional Step device that has been reduced in length to be particularly suitable for M.I.S. procedures involving smaller individuals, especially children and thin females. The Short Step was commercially introduced in 1995. In January 1996, the Company announced that its Short Step device had been awarded the Seal of Acceptance by the Alliance of Children's Hospitals, Inc. ("Alliance"). The Alliance is a wholly owned subsidiary of Child Health Corporation of America, which is comprised of approximately 35 freestanding children's hospitals across the United States. The Alliance selected the Step system, after extensive research and review, based upon its ability to reduce both the trauma and operative complications associated with pediatric laparoscopic surgical procedures. In exchange for an ongoing royalty payment, the Company is entitled to use this seal in connection with the marketing and sale of its Step line of products. The Company hopes that the Seal of Acceptance will continue to help the Company expand awareness and sales of its Step product line for use in the pediatric environment.

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

     Nephro-Step(TM). The Nephro-Step product is intended to provide percutaneous access to the kidney and bladder to facilitate the performance of selected urological procedures. The Company initiated a limited commercial launch of the Nephro-Step during the third quarter of 2000.

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

The Company also believes that the enhanced capabilities of radially expanding dilation may enable additional surgical procedures to be performed through minimally invasive techniques. InnerDyne expects to complete development of an intra-organ access device based on its proprietary radially expanding dilation technology during 2000, and assuming this effort is successful, to commercially launch an intra-organ product in 2001.

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

     Other Applications & Technology. During the second quarter of 1997, InnerDyne established a business unit to better define the value that radial dilation technology could potentially bring to interventional cardiology and radiology procedures and to develop access products based on this assessment. The Company proceeded with animal studies and device refinements in 1997 and continued testing the product concept in conjunction with cardiology advisors in 1998. The study results were positive and human use trials to demonstrate the clinical benefits were initiated in Europe during the second quarter of 1998. In September 1998, InnerDyne announced that it had received clearance from the FDA of a 510(k) application for its radially dilatable access device for use in gaining percutaneous access for the performance of vascular procedures. Limited domestic use evaluations of a vascular access product were conducted in 1999. An additional related 510(k) application was filed with the FDA in August 1999, and cleared in June 2000, to update labeling involving the most current version of the radially expanding vascular access ("INNERVASC(TM)") product. In March, 2000 InnerDyne announced the signing of an agreement with Maxxim Medical, Inc. covering the distribution by Maxxim of the Company's INNERVASC vascular access product in the United States and South America. The initial shipment of radially dilatable INNERVASC sleeves to Maxxim took place in June 2000, and ongoing shipments to Maxxim are expected to continue until at least 2002.

     The Company also signed an agreement involving its radial dilation access technology with a small private development stage company during the first quarter of 2000. This agreement will permit the partner entity to potentially utilize InnerDyne's technology in the diagnosis and treatment of selected cancer tumors.

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

     InnerDyne is developing a proprietary technology that coats materials with a coating to which rhenium-188 or another radioisotope can be attached, to potentially reduce restenosis in patients who have undergone interventional vascular procedures. InnerDyne completed stent-based animal studies using rhenium-188 for the treatment of restenosis in early 2000. Though the results of this animal study demonstrated clinical efficacy, recently published human clinical results from a competing catheter-based technology have reduced the probability that the Company can attract a corporate stent partner that will license the technology under acceptable terms, if at all. InnerDyne is not currently allocating technical resources to further pursuit of radiation coatings for restenosis applications.

     In the fourth quarter of 1999, the Company allocated resources to investigate a proprietary therapeutic coating which may potentially provide a proprietary bioactive treatment for restenosis. A limited animal trial intended to further evaluate the potential impact of this coating to reduce restenosis was initiated during the third quarter of 2000, with results expected in early 2001. If preliminary promising results of this investigation are confirmed in these and future investigations, the Company may increase associated resources, and endeavor to attract a corporate partner interested in the technology. There can be no assurances that the results of this further investigation will be positive, or that a corporate partner will be interested in licensing or developing this technology on acceptable terms, if at all.

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

     In December 1997, InnerDyne and Oak Ridge National Laboratory ("ORNL") announced that the Department of Energy had awarded ORNL and Brookhaven National Laboratories ("BNL") a cooperative research and development agreement ("CRADA") to support the development of InnerDyne's proprietary method of labeling or attaching radioactivity to implantable devices. Initially, the ORNL researchers helped to optimize chemical methods required to efficiently attach a radioactive source to stents. Generators from ORNL and the new technology were provided to investigators at BNL who, in conjunction with the Interventional Cardiology Group at the State University of New York at Stonybrook, prepared radioactive stents and implanted them into the arteries of swine and rabbits to evaluate the effectiveness of this unique approach to inhibit restenosis. Initial testing confirmed the Company's ability to attach radionuclides to metal stents and other substrates. Additional testing demonstrating the efficacy in animals of InnerDyne's technology for the treatment of restenosis was completed in early 2000. As indicated previously, upon positive developments by other entities with competing cardiovascular radiation systems, management has decided to suspend the Company's radioactive stent research program.

     In October 1998, the CRADA's scope of work was modified to include the development of absorbable brachytherapy devices for the treatment of focal cancers because of the rapid strides made under the radiation coated stent development program.

     In January 1999, InnerDyne announced that it had been awarded a California Cancer Research Program ("CRP") Cycle I grant, a Community Initiated Research Collaboration Award ("CIRCA"), to examine the clinical benefits and the development of absorbable brachytherapy devices. The grant has been extended to support the completion of limited related initial work.

     In June 1999, the Company announced that the National Institutes of Health awarded the Company a Small Business Innovation Research ("SBIR") phase 1 research grant to support development of a new form of cancer treatment. This grant has expired, after the completion of limited initial work. The Company has recently filed additional S.B.I.R. grant applications to potentially fund advanced coatings development work in the area of therapeutic stent coatings. There can be no assurances that these grant applications will be accepted or approved.

     In 1994, the Company signed a license agreement with SENKO Medical Manufacturing Co., Ltd. ("SENKO"), a Japan-based manufacturer and marketer of membrane oxygenators used in open-heart surgery, pursuant to which the Company licensed one of its technologies to SENKO. In connection with this agreement, the Company transferred its siloxane coating technology to SENKO for the coating of microporous hollow fibers used in the production of oxygenators. The initial technology transfer was completed during the first quarter of 1995, at which time the Company received the balance of an initial payment from SENKO, and the royalty payment period commenced. In 1996, InnerDyne received an order from SENKO to build a second fiber coating system, which was delivered during the first half of 1997. In April 1998, in exchange for an initial payment and continuing material purchases, SENKO licensed InnerDyne's less complex method for coating devices with heparin on a non-exclusive basis. The addition of this new means of attaching the drug heparin to prevent the formation of blood clots on a surface is expected to further enhance SENKO's oxygenator product offering. If SENKO continues to use the Company's technologies, royalties will be received through 2004.

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

     In June 1998, InnerDyne announced the signing of an agreement with U.S. Surgical ("U.S. Surgical") Corporation covering the licensing of InnerDyne's proprietary siloxane coating technology to enhance the performance of selected products used in minimally invasive surgical procedures. Under the terms of the agreement, InnerDyne constructed a custom coating system and provided coated product samples for testing by U.S. Surgical, in exchange for payment of initial license fees and capital equipment costs. In June 2000, U.S. Surgical indicated they would not use the Company's technology for valve and seal coating on current products. Therefore, InnerDyne expects that no further license or royalty payments will be realized as a result of the agreement with U.S. Surgical, unless alternative applications for the technology are mutually agreed upon by InnerDyne and U.S. Surgical.

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

     In December 1999, InnerDyne licensed to Alung Technologies, Inc. certain assets related to the Company's earlier development of an implantable lung assist product, and associated technologies. Under the terms of the agreement, InnerDyne received an initial license fee payment in the fourth quarter of 1999 and is to receive a license fee payment in the fourth quarter of 2000.

     Licensing, contract and grant revenues will fluctuate from year to year, and from quarter to quarter, based upon the number of agreements in effect, the amount and timing of the payments to be made to InnerDyne pursuant to such agreements, and the ability of the parties to satisfy performance milestones.

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

RESULTS OF OPERATIONS

     Total revenue for the three and nine month periods ended September 30, 2000 was $6,412,280 and $18,054,091, respectively, compared to $5,310,622 and
$14,807,403 for the corresponding periods in 1999. Total revenue is comprised of revenue from product sales and licensing and contract revenue. Revenue from product sales increased to $6,394,644 and $17,888,609, respectively, for the three and nine month periods ended September 30, 2000, from $5,217,427 and $14,480,866 for the corresponding periods in 1999, reflecting increased sales of the Company's Step devices.

     Licensing and contract revenue for the three and nine month periods ended September 30, 2000 was $17,636 and $165,480, respectively, compared to $93,195 and $326,537 for the same periods in 1999. Licensing and contract revenue for the September 30, 2000 and September 30, 1999 periods related to agreements with third parties covering the licensing of the Company's proprietary biocompatible coating and radial dilation technologies. Licensing and contract revenue fluctuates from quarter to quarter, based upon the number of agreements in effect and the amount and timing of the payments to be made to InnerDyne pursuant to such agreements.

     Cost of sales was $1,658,640 and $4,652,026, respectively, for the three and nine month periods ended September 30, 2000, compared to $1,475,822 and $4,238,872 for the same periods in 1999. The increase in cost of sales for the three and nine month periods ended September 30, 2000 is attributable to the increase in production and sales volume compared to the same periods in 1999. Cost of sales as a percentage of revenue was 26% and 26%, respectively, for the three and nine month periods ended September 30, 2000, compared to

28% and 29% for each of the same periods in 1999. This decrease primarily reflects the impact of increased volume on the Company's manufacturing overhead, which increased at a slower rate than revenues. Improvements in the efficiency of the Company's manufacturing operations also positively impacted the cost of goods as a percentage of revenue, while expenses associated with the initial manufacture of the INNERVASC and Nephro-Step products negatively impacted the Company's cost of sales in the third quarter of 2000.

     Research, development, regulatory and clinical expenses for the three and nine month periods ended September 30, 2000 were $670,522 and $2,179,422, respectively, compared to $737,987 and $2,126,799 for the corresponding periods in 1999, reflecting the continuing support of new product development. The Company expects that research, development, regulatory and clinical expenditures are likely to increase in absolute dollars in future periods, though it is possible that expenses associated with one or more research programs could be funded from outside the Company, thereby reducing expected costs.

     Sales and marketing expenses were $2,350,235 and $7,099,983, respectively, for the three and nine month periods ended September 30, 2000, compared to $2,211,616 and $5,995,226 for the corresponding periods in 1999, reflecting the growth of the Company's sales and marketing functions to support commercialization of its M.I.S. products. InnerDyne expects that sales and marketing expenses will generally continue to increase in absolute dollars in future periods.

     General and administrative expenses were $605,969 and $1,858,736, respectively, for the three and nine month periods ended September 30, 2000, compared to $559,490 and $1,635,053 for the corresponding periods in 1999. The growth of general and administrative expenses are primarily associated with increased costs for outside professional services. The Company anticipates that general and administrative expenses will generally increase in absolute dollars in future periods to support expanding operations.

     The Company generated operating income, before interest and tax, of $1,126,914 and $2,263,924, respectively, for the three and nine month periods ended September 30, 2000, compared to $325,707 and $811,453 in the corresponding periods of 1999. The improvement in operating income primarily reflected higher margins on increased revenues.

     The Company generated net income after interest and tax of $1,186,826 and $3,567,269, respectively, for the three and nine month periods ended September 30, 2000, compared to $358,945 and $917,284 in the corresponding periods of 1999. Results in the first half of 2000 included an income tax benefit of $1,116,700 resulting from the recognition of a portion of a deferred tax asset. On December 31, 1999, the Company had a deferred tax asset totaling $16.4 million, primarily a result of net operating loss carryforwards, which was fully reserved. At December 31, 1999, the deferred tax asset had a 100% reserve due to the uncertainty of the Company's ability to generate future taxable income. However, based on recent quarters' operating income, historical experience over the last year, and expected future operating income, management believes the Company will have the ability to utilize a portion of its deferred tax assets and has reduced the valuation allowance on the Company's deferred tax asset during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception to September 30, 2000, the Company incurred a cumulative net loss of $46.7 million. Prior to 1992, the Company was funded primarily through private placements of equity securities. In 1992, the Company completed an initial public offering of 2,875,000 shares of its Common Stock at $11.00 per share, which raised approximately $28.8 million (net of underwriter's commissions and offering expenses). The 1994 acquisition of InnerDyne Medical, Inc. was accomplished through the issuance of additional Common Stock of the Company. In June 1995, the Company closed a private placement of 1,435,599 shares of the Company's Common Stock and warrants to purchase 287,200 additional shares of Common Stock, with gross proceeds to the Company of approximately $3.2 million. In March and April of 1996, holders of warrants to purchase an aggregate of 242,952 shares of Common Stock exercised such warrants, resulting in gross proceeds to the Company of $704,561. The Company concluded a public offering on May 20, 1996, with the sale of 2,650,000 shares of Common Stock at $3.50 per share, which raised $8,015,268 (net of underwriters' commissions and offering expenses).

     At September 30, 2000, cash and cash equivalents totaled $9,469,418 compared to total cash and cash equivalents balance of $6,862,313 at December 31, 1999. The Company had $50,739 and $203,507, respectively, in capital expenditures in the three and nine-month periods ended September 30, 2000. Working capital totaled $14,855,898 at September 30, 2000.

     The Company is able to borrow up to $2,000,000 on a revolving line of credit with a commercial bank at prime plus one-quarter of one percent (9.75 percent at September 30, 2000) based on eligible receivables. This revolving line of credit was renewed on April 22, 2000. During the third quarter of 2000, the Company elected to pay outstanding balances and retired its debt, based on its expectation that it will continue to generate operating profits and cash in the immediate future. The Company may desire to borrow funds again in the future.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     InnerDyne experienced operating losses from 1985 until mid 1998. InnerDyne reported net income of $3,567,269 on revenues of $18,054,091, $1,480,375 on revenues of $20,415,733, $425,030 on revenues of $17,610,237, and a loss of $907,000 on revenues of $15,664,365 for the nine months ended September 30, 2000 and the fiscal years ended December 31, 1999, 1998 and 1997, respectively. As of September 30, 2000, InnerDyne had an accumulated net deficit of $46,709,372.

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

     The Company's products will encounter competition from other companies as its radial dilation platforms expand into new clinical areas. Within the urology field, management expects its products will compete with product offerings from Cook, Boston Scientific, and C.R. BARD, among others. In vascular access, Maxxim Medical, Inc. will face competition from St. Jude/Daig, Medtronic/AVE, Bard, Boston Scientific and others.

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

     As a result of the foregoing factors and potential fluctuations in operating results, results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

     For information about the stock tender offer announced by the Company on October 4, 2000, you should read the information set forth above under the heading "Introduction."

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

INTEREST RATE RISK

     As of September 30, 2000, InnerDyne had short-term investments of $8,042,727. Substantially all of these short-term investments consist of highly liquid money market funds and commercial paper investments with remaining maturities at the date of purchase of less than ninety days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 2000 rates would cause the fair market value of these short-term investments to change by an immaterial amount. The Company presently has the ability to hold these investments until maturity; and therefore, the value of these investments is not expected to be affected to any significant degree by sudden changes in market interest rates. Declines in interest rates over time will, however, reduce interest income. The Company has not used derivative financial instruments.

     InnerDyne does not own any equity investments; therefore, the Company is not currently exposed to any direct equity price risk.

FOREIGN CURRENCY RISK

     International revenues represented less than 10% of total revenues as of September 30, 2000. International sales are made mostly through international distributors with payments to the Company typically denominated in U.S. dollars. The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. The Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company during the three and nine-month periods ended September 30, 2000 was not material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.1  Financial Data Schedule

         (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERDYNE, INC.



/s/ William G. Mavity
----------------------
William G. Mavity
President, Chief Executive Officer and
Acting Chief Financial Officer and
Principal Financial Officer
(Duly Authorized Signatory)

Date:    November 8, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
27.1      Financial Data Schedule